Form 10QSB
period 2006-06-30
Atlas America Public #15-2005 (B) L.P.
filed 2006-08-14
CIK 1357361

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-52168

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
(Name of small business issuer in its charter)

Delaware	20-3208390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Rouser Road	15108
Moon Township, PA	(zip code)
(Address of principal executive offices)

Issuer’s telephone number, including area code: (412) 262-2830

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheet as of June 30, 2006 (Unaudited)	3

	Statement of Operations for the Three and Six Months ended June 30, 2006
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2006
	(Unaudited)	5

	Statement of Cash Flows for the Six Months ended June 30, 2006
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-9

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	10-12

Item 3:	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 6:	Exhibits	13

SIGNATURES		14

CERTIFICATIONS		15-18

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC 15-2006(B) L.P.
BALANCE SHEET
(Unaudited)

June 30,
2006
ASSETS
Current Assets:
Accounts receivable-affiliate	$95,847,300
Total current assets	95,847,300

Oil and gas properties, net	22,084,700
$117,932,000

LIABILITIES AND PARTNERS’ CAPITAL

Asset retirement obligation	32,500

Partners’ capital:
Managing general partner	3,642,000
Investor partners (11,438.55 units)	114,257,500
117,899,500
$117,932,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF OPERATIONS
For the period May 9, 2006 (date of formation) through June 30, 2006
(Unaudited)

Three and Six
Months
Ended
June 30, 2006

REVENUES:
Natural gas sales	$31,300
Total revenues	31,300

COSTS AND EXPENSES:
Production expenses	2,700
Depletion	13,500
Accretion of asset retirement obligation	900
General and administrative expenses	800
Total expenses	17,900

Net earnings	$13,400

Allocation of net earnings:
Managing general partner	$7,600
Investor partners	$5,800
Net earnings per investor partnership unit	$1

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED June 30, 2006
For the period May 9, 2006 (date of formation) through June 30, 2006
(Unaudited)

	Managing
	General	Investor
	Partner	Partners	Total

Balance at January 1, 2006	$ ―	$ ―	$	―

Partners capital contributions:
Cash	―	114,251,700		114,251,700
Syndication and offering costs	13,710,200	―		13,710,200
Tangible equipment/leasehold costs	3,634,400	―		3,634,400
Total contributions	17,344,600	114,251,700		131,596,300

Syndication and offering costs, immediately charged to capital	(13,710,200)	―		(13,710,200)
	3,634,400	114,251,700		117,886,100

Participation in revenues and expenses:
Net production revenues	10,300	18,300		28,600
Depletion	(2,100)	(11,400)		(13,500)
General and administrative	(300)	(500)		(800)
Accretion of asset retirement obligation	(300)	(600)		(900)
Net earnings	7,600	5,800		13,400

Balance at June 30, 2006	$3,642,000	$114,257,500		$117,899,500

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC 15-2006(B) L.P.
STATEMENT OF CASH FLOWS
For the period May 9, 2006 (date of formation) through June 30, 2006
(Unaudited)

Six Months
Ended
June 30, 2006
Cash flows from operating activities:
Net earnings	$13,400
Adjustments to reconcile net earnings to net cash used in operating activities:
Depletion	13,500
Accretion of asset retirement obligation	900
Increase in accounts receivable - affiliate	(95,847,300)
Net cash used in operating activities	(95,819,500)

Cash flows from investing activities:
Oil and gas well drilling contracts paid to managing general partner	(18,432,200)
Net cash used in investing activities	(18,432,200)

Cash flows from financing activities:
Partners capital contributions	114,251,700
Net cash provided by financing activities	114,251,700

Net increase in cash and cash equivalents	―
Cash and cash equivalents at beginning of period	―
Cash and cash equivalents at end of period	$ ―

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by the managing general partner:
Tangible equipment/leasehold costs	$3,634,400
Syndication and offering costs	13,710,200
$17,344,600

Asset retirement obligation	$31,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC 15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #15-2006 (B) L.P. (“the Partnership”) for the period May 9, 2006 (formation date )through June 30, 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

The Partnership was formed as a Delaware Limited Partnership on May 9, 2006 to drill and operate gas wells located primarily in Pennsylvania and Tennessee, with Atlas Resources, LLC as its managing general partner. As of June 30, 2006 the Partnership has 3,377 investors who contributed $114,251,700, which was paid to the managing general partner as operator and general drilling contractor under our drilling and operating agreement.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner ("MGP")  was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Atlas Resources, LLC Change in Fiscal Year End

     On June 15, 2006, Atlas Resources, LLC, along with its parent company Atlas America Inc., changed its fiscal year end from September 30 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Receivables

In evaluating the need for an allowance for possible losses, our Managing General Partner, performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At June 30, 2006 our MGP's credit evaluation indicated that it has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership's natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $30,200 at June 30, 2006 which are included in Accounts receivable-affiliate, on its Balance Sheet.

ATLAS AMERICA PUBLIC 15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
Asset Retirement Obligation

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and six months ending June 30, 2006 is as follows:

Three and Six
Months

Asset retirement obligation at beginning of period	$ ―
Liabilities incurred from drilling wells	31,600
Accretion expense	900
Total asset retirement obligation at end of period	$32,500

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At June 30, 2006, the Partnership had $0 in deposits. No losses have been experienced on such investments.

Property and Equipment

Oil and gas properties consist of the following at the dates indicated:	June 30,
2006
Capitalized costs of properties:
Proved properties	$977,100
Wells and related equipment	21,121,100
22,098,200
Accumulated depletion	(13,500)
$22,084,700

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with it Managing General Partner, and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statement of Operations are payable at $75 per well per month. Administrative costs incurred for the three and six months ended June 30, 2006 were $400.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statement of Operations are payable at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and six months ended June 30, 2006 were $1,600.

ATLAS AMERICA PUBLIC 15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

•
Transportation fees which are included in production expenses in the Partnership’s Statement of Operations are payable at 10% of the natural gas sales price. Transportation costs incurred for the three and six months ended June 30, 2006 were $1,100.

•
As of June 30, 2006, the Partnership has funded $114,251,700 to our MGP for well drilling contracts of which $18,432,200 has been spent to date on well drilling costs and the remaining balance of $95,819,500 is shown as part of Accounts receivable-affiliate, due from our MGP on our balance sheet.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from the MGP.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

Subordination of Managing General Partner’s Revenue Share

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis in each of the first five years of the Partnership operations, commencing with the first distribution of revenues to the investor partners. Since inception of the program, the MGP has not been required to subordinate any of its revenues to the investor partners.

NOTE 4 - SUBSEQUENT EVENTS

On July 28, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a registration statement with the Securities and Exchange Commission for an initial public offering of $5,750,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our managing general partner, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
OR PLAN OF OPERATIONS (UNAUDITED)

Forward-Looking Statements

WHEN USED IN THIS FORM 10-QSB, THE WORDS “BELIEVES” “ANTICIPATES” “EXPECTS” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1 OF OUR ANNUAL REPORT ON FORM 10-KSB. THESE RISKS AND UNCERTAINTIES, INCLUDING RISKS ASSOCIATED WITH FLUCTUATIONS IN THE MARKET PRICE FOR NATURAL GAS AND OIL, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-QSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

Management’s Discussion and Analysis should be read in conjunction with our Financial Statements and the Notes to our Financial Statements.

General

We were formed as a Delaware limited partnership on May 9, 2006, with Atlas Resources, LLC as our managing general partner. We drilled and currently operate wells located in western Pennsylvania and Tennessee. We have no employees and rely on our managing general partner for management which, in turn, relies on its parent company, Atlas America, Inc. for administrative services.

Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.’s gas gathering system, which is managed by an affiliate of our managing general partner. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc. , our Managing General Partner ("MGP") was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 20%, in its newly-formed subsidiary.

Results of Operations

Partnership operations began on May 9, 2006. The Partnership’s first production revenues were accrued in June 2006, therefore no comparative schedule is available for the three and six months ended June 30, 2005.

The following table sets forth information relating to revenues recognized and costs and expenses incurred, daily production volumes, average sales prices and production and depletion costs per equivalent unit during the periods indicated:

Three and Six Months
Ended
June 30,
2006
Production revenues (in thousands):
Gas	$31,300
Oil	$ ―
Total	$31,300

Production volumes:
Gas (mcf/day) (1)	78
Oil (bbls/day) (1)	―
Total (mcfe/day) (1)	78

Average sales prices:
Gas (per mcf) (1)	$7.89
Oil (per bbl) (1)	$ ―

Average production costs:
As a percent of sales	9%
Per mcfe (1)	$.68

Depletion per mcfe	$3.40
___________________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Liquidity and Capital Resources. Cash used in operating activities was $95,819,500 in the six months ended June 30, 2006. This was primarily due to an increase in accounts receivable-affiliate for drilling fees paid to our managing general partner.

Cash used in investing activities was $18,432,200 during the six months ended June 30, 2006. This was entirely due to well drilling costs paid to our managing general partner.

Cash provided by financing activities was $114,251,700 during the six months ended June 30, 2006. This was entirely due to funds contributed by the investor partners for well drilling costs.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our managing general partner may withhold funds for the future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our managing general partner or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to provision for possible losses, asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our managing general partner’s management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, our managing general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our managing general partner’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes in our internal controls or in other factors that could significantly affect controls in the last quarter and subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. Exhibits
EXHIBIT INDEX
Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14/15(d)-14
31.2	Certification Pursuant to Rule 13a-14/15(d)-14
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #15-2006 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

Date: August 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and
Chief Accounting Officer