Form 10QSB
period 2006-09-30
Atlas America Public #15-2006 (B) L.P.
filed 2006-11-14
CIK 1357361

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheet as of September 30, 2006 (Unaudited)	3

	Statements of Operations for the Three and Nine months ended September 30, 2006
	(Unaudited)	4

	Statement of Partners’ Capital Accounts for the Nine months ended September 30, 2006
	(Unaudited)	5

	Statement of Cash Flows for the Nine months ended September 30, 2006
	(Unaudited)	6

	Notes to Financial Statements (Unaudited)	7-14

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	14-16

Item 3:	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 6:	Exhibits	16

SIGNATURES		17

CERTIFICATIONS		18-21

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
BALANCE SHEET
(Unaudited)

September 30,
2006
ASSETS
Current Assets:
Accounts receivable-affiliate	$83,048,400
Hedge receivable short-term affiliate	232,000
Total current assets	83,280,400

Oil and gas properties, net	81,781,700

Hedge receivable-long term affiliate	248,200
$165,310,300

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	7,200
Total current liabilities	7,200

Asset retirement obligation	1,720,500
Hedge liability long-term affiliate	23,800

Partners’ capital:
Managing general partner	15,439,100
Investor partners (14,772.60 units)	147,663,300
Accumulated comprehensive income	456,400
163,558,800
$165,310,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF OPERATIONS
For the period May 9, 2006 (date of formation) through September 30, 2006
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

REVENUES:
Natural gas and oil sales	$1,478,800	$1,510,100
Total revenues	1,478,800	1,510,100

COSTS AND EXPENSES:
Production expenses	214,600	217,300
Depletion	704,200	717,700
Accretion of asset retirement obligation	73,200	74,100
General and administrative expenses	24,600	25,400
Total expenses	1,016,600	1,034,500

Net earnings	$462,200	$475,600

Allocation of net earnings:
Managing general partner	$317,800	$325,400
Investor partners	$144,400	$150,200
Net earnings per investor partnership unit	$9	$10

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED September 30, 2006
For the period May 9, 2006 (date of formation) through September 30, 2006
(Unaudited)

	Managing		Accumulated
	General	Investor	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2006	$ ―	$ ―	$ ―	$	―

Partners capital contributions:
Cash	―	147,513,100	―		147,513,100
Syndication and offering costs	17,701,600	―	―		17,701,600
Tangible equipment/leasehold costs	15,113,700	―	―		15,113,700
Total contributions	32,815,300	147,513,100	―		180,328,400

Syndication and offering costs, immediately
charged to capital	(17,701,600)	―	―		(17,701,600)
	15,113,700	147,513,100	―		162,626,800

Participation in revenues and expenses:
Net production revenues	442,400	850,400	―		1,292,800
Depletion	(82,900)	(634,800)	―		(717,700)
General and administrative	(8,700)	(16,700)	―		(25,400)
Accretion of asset retirement obligation	(25,400)	(48,700)	―		(74,100)
Net earnings	325,400	150,200	―		475,600

Comprehensive income	―	―	456,400		456,400

Balance at September 30, 2006	$15,439,100	$147,663,300	$456,400		$163,558,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
STATEMENT OF CASH FLOWS
For the period May 9, 2006 (date of formation) through September 30, 2006
(Unaudited)

Nine Months
Ended
September 30, 2006
Cash flows from operating activities:
Net earnings	$475,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	717,700
Accretion of asset retirement obligation	74,100
Increase in accounts receivable-affiliate	(1,274,600)
Increase in accrued liabilities	7,200
Net cash provided by operating activities	―

Cash flows from investing activities:
Oil and gas well drilling contracts paid to managing general partner	(147,513,100)
Net cash used in investing activities	(147,513,100)

Cash flows from financing activities:
Partners capital contributions	147,513,100
Net cash provided by financing activities	147,513,100

Net increase in cash and cash equivalents	―
Cash and cash equivalents at beginning of period	―
Cash and cash equivalents at end of period	$ ―

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by the managing general partner:
Leasehold costs included in oil and gas properties	$2,404,300
Tangible costs included in oil and gas properties	12,709,400
Syndication and offering costs	17,701,600
$32,815,300

Asset retirement obligation	$1,646,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

The financial statements of Atlas America Public #15-2006 (B) L.P. (the “Partnership”) for the period May 9, 2006 (formation date) through September 30, 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the year ended December 31, 2006.

The Partnership was formed as a Delaware Limited Partnership on May 9, 2006 to drill and operate gas wells located primarily in Pennsylvania and Tennessee, with Atlas Resources, LLC as its Managing General Partner (“MGP”). As of September 30, 2006, the Partnership has 4,108 investors who contributed $147,513,100 which was paid to the MGP as operator and general drilling contractor under our drilling and operating agreement.

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as the Partnership’s MGP and does not expect that any of these transactions will have a material effect on the Partnership’s financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from these estimates.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 “Accounting for Contingencies”. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. The Partnership maintains insurance that may cover in whole or in part certain environmental expenditures. For the period ended September 30, 2006, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair value because of the short maturities of these instruments.

For derivates, the carrying value approximates fair value because they have been marked to market.

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the period ended September 30, 2006.

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

Receivables

In evaluating the need for an allowance for possible losses, our MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2006 our MGP’s credit evaluation indicated that we had no need for an allowance for possible losses.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenues from sales of natural gas are recognized by us when the gas has been delivered to the purchaser. Our natural gas is sold under various contracts entered into by our MGP. Virtually all of our MGP’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price we receive from the sale of our natural gas fluctuates to remain competitive with generally available natural gas supplies in the market.

Because there are timing differences between the delivery of our natural gas and oil and the receipt of a delivery statement, we sometimes have unbilled revenues. These revenues are accrued based upon volumetric data from our records and our estimates of the related transportation and compression fees, which are, in turn, based on applicable product prices. We had no unbilled trade receivables at September 30, 2006.

Asset Retirement Obligation

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligations.

The estimated liability is based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future, and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells, or if federal or state regulators enact new plugging and abandonment requirements.

The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for the item previously referenced, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the three and nine months ending September 30, 2006 is as follows:

	Three Months	Nine Months

Asset retirement obligation at beginning of period	$32,500	$	―
Liabilities incurred from drilling wells	1,614,800		1,646,400
Accretion expense	73,200		74,100
Total asset retirement obligation at end of period	$1,720,500		$1,720,500

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At September 30, 2006, the Partnership had no deposits.

Comprehensive Income

    The Partnership is subject to the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires disclosure of comprehensive income and its components.  Comprehensive income includes net income or loss and all other changes in equity of a business during a period from non-owner sources.  These changes, other than net income (loss) are referred to as "other comprehensive income (loss)".

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	September 30,
2006
Capitalized costs of properties:
Proved properties	$2,404,300
Wells and related equipment	80,095,100
82,499,400
Accumulated depletion	(717,700)
$81,781,700

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one-barrel equals 6 mcf. Depletion is provided on the units of production method.

The Partnership’s long-lived assets are reviewed for impairment annually for events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows that are largely independent of other groups of assets. The review is done by determining if the historical cost of proved properties less the applicable accumulated depletion is less than the estimated undiscounted future cash flow. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. Expected future cash flow from the sale of production of reserves is calculated based on estimated future prices. The Partnership estimates prices based upon market related information including published futures prices. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. If the carrying value exceeds such cash flows, an impairment loss is recognized for the difference between the estimated fair market value (as determined by discounted future cash flows), and the carrying value of the assets.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued)

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest in an unproved property where the property had been assessed for impairment individually, a gain or loss is recognized in the statements of operations. If a partial interest in an unproved property is sold, any funds received are accounted for as a reduction of the cost in the interest retained.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2006 were $15,900 and $16,300, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Operations are payable at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2006 were $60,200 and $61,800, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Operations are payable at rates ranging from $.29-$.35 per mcf (one thousand cubic feet) to 10% of the natural gas sales price. Transportation costs incurred for the three and nine months ended September 30, 2006 were $138,500 and $139,600, respectively.

•
As of September 30, 2006, the Partnership has funded $147,513,100 to our MGP for well drilling contracts of which $65,739,300 has been spent to date on well drilling costs and the remaining balance of $81,773,800 is shown as part of Accounts receivable-affiliate, due from our MGP, on the Partnership’s balance sheet.

•
Tangible and lease costs contributed by the Managing General Partner, which are included within the supplemental schedule of non-cash activities on the Statement of Cash Flows for the nine months ended September 30, 2006, were $15,113,700.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the balance sheet represents the net production revenues due from the MGP.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (CONTINUED)

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Net earnings	$462,200	$475,600
Other comprehensive income:
Unrealized holding gains on hedging contracts	477,700	477,700
Less: reclassification adjustment for gains realized in net income	(21,300)	(21,300)
Total other comprehensive income	456,400	456,400
Comprehensive income	$918,600	$932,000

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

NOTE 4 - DERIVATIVE INSTRUMENTS

Atlas America, Inc. on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

The Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the statements of operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4 - DERIVATIVE INSTRUMENTS (CONTINUED)

At September 30, 2006, Atlas America, Inc. had open natural gas futures contracts allocated to the Partnership related to natural gas sales covering 439,700 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2009 at a combined average settlement price of $8.85 per Dth. At September 30, 2006, the Partnership reflected net hedging assets on its balance sheet of $456,400. Of the $456,400 net gain in accumulated other comprehensive income (loss) at September 30, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $232,000 of net gains to its statement of operations over the next twelve month period as these contracts expire, and $224,400 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the statement of operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $21,300 for the three and nine months ended September 30, 2006 within its statement of operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

As of September 30, 2006, Atlas America, Inc. on behalf of the Partnership had the following natural gas volumes hedged:

Natural Gas Fixed - Price Swaps

Twelve Month		Average	Fair Value
Production Period	Volumes	Fixed Price	Asset (2)
Ended September 30,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	116,600	$9.26	$232
2008	168,800	8.75	115
2009	126,300	8.65	90
2010	28,000	8.61	19

Total asset			$456
__________________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

	September 30, 2006
	Book Value	Fair Value
Assets
Derivative instruments	$480	$480
	$480	$480
Liabilities
Derivative instruments	$(24)	$(24)
	$456	$456

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 5 - SUBSEQUENT EVENT

On November 1, 2006, Atlas America, Inc.’s wholly-owned subsidiary, Atlas Energy Resources, LLC (“Atlas Energy”), filed a second amendment to its registration statement with the Securities and Exchange Commission for an initial public offering of 6,075,000 common units, representing an approximate 16.9% limited partner interest in it. Atlas Energy will own substantially all of Atlas America, Inc.’s natural gas and oil exploration and production assets, including those of our MGP, Atlas Resources, LLC. Atlas America, Inc. will enter into a management agreement with Atlas Energy and be responsible for its day-to-day operations.

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

Atlas America, Inc. recently announced that it intends to transfer into a wholly-owned limited liability company subsidiary, substantially all of its natural gas and oil exploration and production assets. As part of that transaction, in March 2006, Atlas Resources, Inc., our Managing General Partner or MGP was merged into a newly-formed limited liability company, Atlas Resources, LLC, which Atlas America, Inc. anticipates will become an indirect subsidiary of Atlas America’s newly-formed subsidiary. Atlas Resources, LLC, however, will continue to serve as our MGP and does not expect that any of these transactions will have a material effect on our financial position or results of operations. Atlas America, Inc. further intends to make a registered initial public offering of a minority interest, estimated to be 16.9%, in its newly-formed subsidiary.

Results of Operations

Partnership operations began on May 9, 2006. The Partnership’s first production revenues were accrued in June 2006, therefore no comparative schedule is available for the three and nine months ended September 30, 2005.

The following table sets forth information relating to our production revenues and expenses during the periods indicated:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Production revenues (in thousands):
Gas	$1,479	$1,510
Oil	$ ―	$ ―
Total	$1,479	$1,510

Production volumes:
Gas (mcf/day) (2)	2,285	1,487
Oil (bbls/day) (2)	―	―
Total (mcfe/day) (2)	2,285	1,487

Average sales prices:
Gas (per mcf) (1) (2)	$7.03	$7.05
Oil (per bbl) (2)	$ ―	$ ―

Average production costs:
As a percent of sales	15%	14%
Per mcfe (2)	$1.02	$1.01

Depletion per mcfe	$3.35	$3.35

___________________

(1)	The average sales price per mcf before the effects of hedging was $6.93 and $6.95 for the three and nine months ended September 30, 2006, respectively.
(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Liquidity and Capital Resources. Cash used in investing activities was $147,513,100 during the nine months ended September 30, 2006. This was entirely due to well drilling costs paid to our Managing General Partner.

Cash provided by financing activities was $147,513,100 during the nine months ended September 30, 2006. This was entirely due to funds contributed by the investor partners for well drilling costs.

We had no material commitments to make capital expenditures and we do not expect any in the foreseeable future, except that our MGP may withhold funds for future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that may be borrowed may not at any time exceed 5% of our total subscriptions, and no borrowings will be obtained from third parties.

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

Recently Issued Financial Accounting Standards

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Atlas America Public #15-2006 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2006	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief
Executive Officer and President

Date: November 14, 2006	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Financial Officer and
Chief Accounting Officer