Form 10KSB
period 2006-12-31
Atlas America Public #15-2006 (B) L.P.
filed 2007-04-02
CIK 1357361

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-52168

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
(Name of small business issuer in its charter)

Delaware	20-3208390
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No)

311 Rouser Rd.	Zip Code
Moon Township, PA	15108
(address of principal executive offices)

Issuer’s telephone number (412) 262-2830

Securities registered under Section 12(b) of the Exchange Act.

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act Investor General Partner Units and Limited Partner Units
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State issuer’s revenues for its most recent fiscal year. $5,894,900

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
(A DELAWARE LIMITED PARTNERSHIP)
INDEX TO ANNUAL REPORT
ON FORM 10-KSB

PART I		PAGE

Item 1:	Description of Business	3-5

Item 2:	Description of Properties	6-10

Item 3:	Legal Proceedings	10

Item 4:	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5:	Market for Registrant’s Common Equity and Related Security Holder Matters	10-11

Item 6:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	11-16

Item 7:	Financial Statements	17-32

Item 8:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33

Item 8A:	Controls and Procedures	33

Item 8B:	Other Information	33

PART III

Item 9:	Directors, Executive Officers and Significant Employees, Compliance with Section (16a)
	of the Exchange Act	33-36

Item 10:	Executive Compensation	36

Item 11:	Security Ownership of Certain Beneficial Owners and Management	36

Item 12:	Certain Relationships and Related Party Transactions	37

Item 13:	Exhibits	38

Item 14:	Principal Accountant Fees and Services	38

SIGNATURES		39

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

The matters discussed within this report include forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report are forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

General.  We were formed as a Delaware limited partnership on May 9, 2006, with Atlas Resources, Inc. as our Managing General Partner or MGP to drill natural gas development wells. We are currently drilling and operating wells located in western Pennsylvania, Ohio and Tennessee. We have no employees and rely on our MGP for management, which, in turn, relies on its parent company, Atlas Energy Resources, LLC or Atlas America, Inc. or Atlas America for administrative services. See Item 9 “Directors, Executive Officers and Significant Employees, Compliance with Section 16(a) of the Exchange Act.”

We received total cash subscriptions from our investors of $147,513,100, which were paid to our MGP acting as operator and general drilling contractor under our drilling and operating agreement. Our MGP contributed cash and leases and paid all organization and offering costs and plans to contribute 70% of the tangible (“equipment”) costs for a total capital contribution estimated to be $42,088,300. At December 31, 2006, we had drilled 460 developmental wells to the Clinton/Medina, Upper Devonian Sandstones and Southern Shale geological formations in Pennsylvania, Ohio and Tennessee.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, Resource America, Inc., or RAI, our former indirect parent, distributed its remaining 10.7 million shares of Atlas America to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America (and our MGP) no longer consolidate with RAI as of June 30, 2005.

    Public Offering of Atlas Energy Resources, LLC. In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.5% ownership interest, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

    Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in the Appalachian Basin region of the United States of America, principally in western New York, eastern Ohio, western Pennsylvania and Tennessee. Atlas Energy funds the drilling of natural gas and oil wells on its acreage by sponsoring and managing tax-advantaged investment partnerships. It generally structures its investment partnerships so that, upon formation of a partnership, Atlas Energy co-invests in and contributes leasehold acreage to it, enters into drilling and well operating agreements with it and becomes its managing general partner. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with the personnel necessary to manage its assets and raise capital.

Business Strategy. Our wells are currently producing natural gas and, to a far lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Atlas Pipeline Partners L.P.’s gas gathering system, which is managed by an affiliate of our MGP. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. See Item 2 “Description of Properties” for information concerning our wells.

Our ongoing operating and maintenance costs have been and are expected to be fulfilled through revenues from the sale of our natural gas and oil production. We pay our MGP a monthly well supervision fee of $285 per well, as outlined in our drilling and operating agreement. This well supervision fee covers all normal and regularly recurring operating expenses for the production and sale of natural gas and, to a lesser extent, oil such as:

•	well tending, routine maintenance and adjustment;
•	reading meters, recording production, pumping, maintaining appropriate books and records; and
•	preparing reports to us and to government agencies.

The well supervision fees, however, do not include costs and expenses related to the purchase of certain equipment, materials and brine disposal. If these expenses are incurred, we pay at cost for third-party services, materials, and a reasonable charge for services performed directly by our MGP or its affiliates. Also, beginning one year after each of our wells has been placed into production our MGP, as operator, may retain $200 per month per well to cover the estimated future plugging and abandonment costs of the well. As of December 31, 2006, our MGP had not withheld any funds for this purpose.

Markets and Competition. The availability of a ready market for natural gas and oil produced by us, and the price obtained, depends on numerous factors beyond our control, including the extent of domestic production, imports of foreign natural gas and oil, political instability or terrorist acts in oil and gas producing countries and regions, market demand, competition from other energy sources, the effect of federal regulation on the sale of natural gas and oil in interstate commerce, other governmental regulation of the production and transportation of natural gas and oil and the proximity, availability and capacity of pipelines and other required facilities. Our MGP is responsible for selling our natural gas production. Our natural gas will be sold as discussed in Item 2 “Description of Properties - Delivery Commitments”. During 2006, we experienced no problems in selling our natural gas and oil, although prices we received varied sometimes significantly. Product availability and price are the principal means of competition in selling natural gas and oil production.

While it is impossible to accurately determine our comparative position in the industry, we do not consider our operations to be a significant factor in the industry. See Item 2 “Description of Properties - Delivery Commitments” regarding the marketing of our natural gas and oil.

Governmental Regulation. The energy industry in general is heavily regulated by federal and state authorities, including regulation of production, environmental quality and pollution control. The intent of federal and state regulations generally is to prevent waste, protect rights to produce natural gas and oil between owners in a common reservoir and control contamination of the environment. Failure to comply with regulatory requirements can result in substantial fines and other penalties. The following discussion of the regulation of the United States of America energy industry is not intended to constitute a complete discussion of the various statutes, rules, regulations and environmental orders to which our operations may be subject.

Regulation of oil and gas producing activities. State regulatory agencies where a producing natural gas well is located provide a comprehensive statutory and regulatory scheme for oil and gas operations such as ours including supervising the production activities and the transportation of natural gas sold in intrastate markets. Our oil and gas operations in Pennsylvania are regulated by the Department of Environmental Resources, Division of Oil and Gas, our oil and gas operations in Tennessee are regulated by the Tennessee Department of Environment and Conservation and the Division of Geology and our oil and gas operations in Ohio are regulated by the Ohio Department of Natural Resources, Division of Oil and Gas.

Among other things, the regulations involve:

•	new well permit and well registration requirements, procedures and fees;
•	minimum well spacing requirements;
•	restriction on well locations and underground gas storage;
•	certain well site restoration, groundwater protection and safety measures;
•	landowner notification requirements;
•	certain bonding or other security measures;
•	various reporting requirements;
•	well plugging standards and procedures; and
•	broad enforcement powers.

Environmental and Safety Regulation. Under the Comprehensive Environmental Response, Compensation and Liability Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, the Oil Pollution Act of 1990, the Clean Air Act, and other federal and state laws relating to the environment, owners and operators of wells producing natural gas or oil can be liable for fines, penalties and clean-up costs for pollution caused by the wells. Moreover, the owners or operators’ liability can extend to pollution costs from situations that occurred prior to their acquisition of the assets. State public utility regulators have either adopted federal standards or promulgated their own safety requirements consistent with the federal regulations.

We believe we have complied in all material respects with applicable federal and state regulations and do not expect that these regulations will have a material adverse impact on our operations. Our producing activities also must comply with various federal, state and local laws not mentioned, including those covering the discharge of materials into the environment, or otherwise relating to the protection of the environment.

Where can you find more information. We will file Form 10-KSB Annual Report and Form 10-QSB Quarterly Reports as well as other non-recurring special purpose reports with the Securities and Exchange Commission. A complete list of our filings is available on the Securities and Exchange Commission’s website at www.sec.gov. Any of our filings are also available at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public Reference Room may be contacted at 1-800- SEC-0330 for further information.

Additionally, our MGP will provide copies of any of these reports to you without charge. Such requests should be made to:

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
311 Rouser Road
Moon Township, PA 15108

ITEM 2.     DESCRIPTION OF PROPERTIES

Drilling Activity. As of December 31, 2006, we have drilled 460 gross wells. All of our wells drilled were development wells, which mean a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Also, see Item 6 "Management's Discussion and Analysis of Financial Condition or Plan of Operations" regarding our revenues recognized, costs and expenses we incurred, and our daily production volumes, average sales prices and production cost per equivalent unit during the period indicated.

	Development Wells
Period Ended December 31,	Productive (1)		Dry (2)
	Gross (3)	Net (4)	Gross (3)	Net (4)
2006	458	430.012	2	2
	458	430.012	2	2

(1)	A “productive well” generally means a well that is not a dry hole.
(2)
A “dry hole” generally means a well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. The term “completion” refers either to the installation of permanent equipment for the production of oil or gas or, in the case of a dry hole, to the reporting of the abandonment of the well to the appropriate regulatory agency.

(3)	A “gross” well is a well in which we have a working interest.
(4)	A “net” well equals the actual working interest we own in one gross well divided by one hundred. For example, a 50% working interest in a well is one gross well, but a .50 net well.

Summary of Productive Wells. The table below shows the number of productive gross and net wells at December 31, 2006, in which we have a working interest, all wells are located in the Appalachian Basin.

	Number of Productive Wells
	Gross	Net
Gas	274	255.837
Oil	5	5.000
Total	279	260.837

Production. The following table shows the quantities of natural gas and oil we produced (net to our interest), our average sales price, and our average production (lifting) cost per equivalent unit of production for the period indicated.

					Average
					Production Cost
Period	Production		Average Sales Price		(Lifting Cost)
Ended	Oil (bbls)	Gas (mcf)	per bbl	per mcf	per mcfe
	(1)	(1)	(1)	(1)	(1) (2)
2006	1,400	795,700	$56.75	$7.31	$1.10

(1)	“Mcf” means one thousand cubic feet of natural gas. “Mcfe” means a thousand cubic feet equivalent. Oil production is converted to mcfe at the rate of six mcf per barrel (“bbl”).
(2)	Lifting costs include labor to operate the wells and related equipment, repairs and maintenance, materials and supplies, property taxes, insurance and gathering charges.

    Natural Gas and Oil Reserve Information. The following tables summarize information regarding our estimated proved natural gas and oil reserves as of the date indicated. All of our reserves are located in the United States of America. Our estimates relating to our proved natural gas and oil reserves and our future net revenues from natural gas and oil reserves are based on reports, which are reviewed by our independent third-party consultant as discussed below. In accordance with SEC guidelines, we make the standardized PV-10 estimates of future net cash flows from proved reserves discounted using an annual discount rate of 10%, estimates of future net cash flows from proved reserves using natural gas and oil sales prices in effect as of the dates of the estimates, which are held constant throughout the life of the properties. We based our estimates of proved reserves upon the following year-end weighted average prices:

December 31,
2006
Natural gas (per mcf)	$6.14
Oil ( per bbl)	$57.25

Reserve estimates are imprecise and may change as additional information becomes available. Furthermore, estimates of natural gas and oil reserves are projections based on engineering data. There are uncertainties inherent in the interpretation of this data as well as the projection of future rates of production. Reservoir engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports of Wright & Company, our consultants. The results of drilling, testing and production of a well subsequent to the date of the reserve estimate for the well may justify revising the estimate of the well’s reserves in the future. Also, future prices we receive from the sale of natural gas may be different from those estimated by Wright & Company in preparing the reserve reports. The amounts and timing of future operating costs also may differ from those we estimated. In addition, you should not construe the estimated PV-10 values as representative of the fair market value of our proved natural gas and oil properties. PV-10 values are based on projected cash inflows, which do not provide for changes in natural gas and oil prices or for escalation of expenses. The meaningfulness of these estimates depends on the accuracy of the assumptions on which they were based.

We evaluate natural gas reserves at constant temperature and pressure. A change in either of these factors can affect the measurement of natural gas reserves. We deducted when applicable, operating costs, development costs and production-related and ad valorem taxes in arriving at the estimated future cash flows. We made no provision for income taxes, and based the estimates on operating methods and conditions prevailing as of the dates indicated. We cannot assure you that these estimates are accurate predictions of future net cash flows from our natural gas and oil reserves or their present value. For additional information concerning our natural gas and oil reserves and estimates of future net revenues, see Note 10 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

At December 31,	2006

Natural gas reserves - Proved Reserves (Mcf) (1)(4):
Proved developed reserves (2)	30,552,100
Total proved reserves of natural gas	30,552,100

Oil reserves - Proved Reserves (Bbl) (1)(4):
Proved developed reserves (2)	16,200
Total proved reserves of oil	16,200
Total proved reserves (Mcfe)	30,649,300

PV-10 estimate of cash flows of proved reserves (3)(4):
Proved developed reserves	$70,415,500
Total PV-10 estimate	$70,415,500
PV-10 estimate per investor partner unit (5)	$3,135
Undiscounted estimate per investor partner unit (5)	$5,161

(1)
“Proved reserves” generally means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes: that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data.

(2)	“Proved developed reserves” generally means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
(3)	The present value of estimated future net cash flows is calculated by discounting estimated future net cash flows by 10% annually.
(4)	Please see Regulation S-X rule 4-10 for complete definitions of each reserve category.
(5)
This value per $10,000 unit is determined by following the methodology used for determining our proved reserves using the data discussed above. However, this value does not necessarily reflect the fair market value of a unit, and each unit is illiquid. Also, the value of a unit for purposes of presentment of the unit to our managing general partner for purchase is different, because it is calculated under a formula set forth in the partnership agreement.

We have not filed any estimates of our gas and oil reserves with, nor were such estimates included in any reports to, any Federal or foreign governmental agency other than the SEC within the 12 months before the date of this filing. For additional information concerning our natural gas and oil reserves and activities, see Note 10 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

Title to Properties. We believe that we hold good and indefeasible title to our properties in accordance with standards generally accepted in the natural gas industry, subject to exceptions stated in the opinions of counsel employed by us in the various areas in which we conduct our activities. We do not believe that these exceptions detract substantially from our use of any property. As is customary in the natural gas industry, our MGP conducts only a perfunctory title examination at the time it acquires a property. Before our MGP commences drilling operations, it conducts an extensive title examination and performs curative work on defects that it deems significant. Our MGP has obtained title examinations for substantially all of our producing properties. No single property represents a material portion of our holdings.

Our properties are subject to royalty, overriding royalty and other outstanding interests customary in the natural gas industry. Our properties are also subject to burdens such as liens incident to operating agreements, taxes, development obligations under natural gas and oil leases, farm-out arrangements and other encumbrances, easements and restrictions. We do not believe that any of these burdens will materially interfere with our use of our properties.

Acreage. The table below shows, by state, the estimated acres of developed and undeveloped oil and gas acreage in which we had an interest at December 31, 2006.

	Developed Acreage		Undeveloped Acreage (3)
Location	Gross (1)	Net (2)	Gross (1)	Net (2)
Pennsylvania	8,797.15	8,565.75	876.45	763.18
Tennessee	2,040.00	1,622.50	40.00	40.00
Ohio	100.00	75.00	─	─
Total	10,937.15	10,263.25	916.45	803.18

(1)	A “gross” acre is an acre in which we own a working interest.
(2)	A “net” acre equals the actual working interest we own in one gross acre divided by one hundred. For example, a 50% working interest in an acre is one gross acre, but a .50 net acre.
(3)
“Undeveloped acreage” means those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether or not the acreage contains proved reserves.

Delivery Commitments. Atlas Energy and its affiliates have a natural gas supply agreement with Hess Corporation for a 10-year term, which began on April 1, 1999. The agreement was formerly with First Energy Solutions Corporation, and was acquired by Hess in 2005. For the next 12 months, our MGP anticipates that approximately 30% of our gas will be sold through this agreement with Hess Corporation. Atlas Energy markets the remainder of its natural gas, which is principally located in the Fayette County, PA area, primarily to Colonial Energy, Inc., UGI Energy Services and others. The natural gas delivery commitments with Hess Corporation, UGI Energy Services, Inc. and our other third-party natural gas purchasers or marketers are generally for a one-year term.

The pricing arrangements with Hess Corporation, UGI Energy Services, Inc. and other third-party gas purchasers or marketers are tied to the New York Mercantile Exchange Commission or NYMEX monthly futures contract price, which is reported daily in the Wall Street Journal. The total price received for our gas is a combination of the monthly NYMEX futures price plus a fixed basis. For example, the NYMEX futures price is the base price and there is an additional premium paid, because of the location of the gas (the Appalachian Basin) in relation to the gas market, which is referred to as the “basis.”

Pricing for natural gas and oil has been volatile and uncertain for many years. The agreements with Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers also permit Atlas Energy and its affiliates to implement gas forward sales transactions through those companies. Hess Corporation, UGI Energy Services, Inc. and the other third-party purchasers or marketers also use NYMEX based financial instruments to hedge their pricing exposure and make price-hedging opportunities available to Atlas Energy, which then makes those arrangements available to us and its other partnerships. The majority of Atlas Energy’s forward sales transactions are implemented through its natural gas purchasers. These transactions are similar to NYMEX based futures contracts, swaps and options, but are not deemed hedges for accounting purposes because they require firm delivery of natural gas. Thus, Atlas Energy limits these arrangements to much smaller quantities than those projected to be available at any delivery point. The price paid by Hess Corporation, UGI Energy Services, Inc. and any other third-party purchasers for certain volumes of natural gas sold under these hedge agreements may be significantly different from the underlying monthly spot market value.  Also Atlas Energy uses hedges through contracts including regulated NYMEX futures and options contracts and non-regulate over-the-counter futures contracts with qualified counterparties. The futures contracts employed by Atlas Energy are commitments to purchase or sell natural gas at future dates and generally cover one-month periods for up to 24 months in the future. The overall portion of our natural gas portfolio that is hedged changes from time to time. As of December 31, 2006, Atlas Energy had financial hedges and physical hedges in place for approximately 79% of its expected production for the twelve months ending December 31, 2007.

To assure that all financial instruments will be used solely for hedging price risks and not for speculative purposes, Atlas Energy has established a committee to assure that all gas prices hedges, whether made through a third-party marketer or purchaser, or through Atlas Energy and its affiliate’s contracts, are made in compliance with Atlas Energy’s hedging policies and procedures. Atlas Energy does not intend to contract for positions that it cannot offset with actual production.

We are not required to provide any fixed and determinable quantities of gas under any agreement other than with Hess Corporation, UGI Energy Services, Inc. and the other third-party gas purchasers or marketers.

ITEM 3.       LEGAL PROCEEDINGS

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Market Information. There is no established public trading market for our units and we do not anticipate a market for our units will develop. Our units may be transferred only in accordance with the provisions of Article VI of our partnership agreement which require that:

•	our managing general partner consent;
•	the transfer not result in materially adverse tax consequences to us; and
•	the transfer not violate federal or state securities laws.

An assignee of a unit may become a substituted partner only on meeting the following conditions:

•	the assignor gives the assignee the right;
•	our managing general partner consents to the substitution;
•	the assignee pays to us all costs and expenses incurred in connection with the substitution; and
•
the assignee executes and delivers the instruments, which our managing general partner requires to effect the substitution and to confirm his or her agreement to be bound by the terms of our partnership agreement.

A substitute partner is entitled to all of the rights of full ownership of the assigned units, including the right to vote.

Holders. As of December 31, 2006, we had 4,108 unit holders.

Distributions. Our MGP reviews our accounts monthly to determine whether cash distributions are appropriate and the amount to be distributed, if any. We distribute those funds, which our MGP determines are not necessary for us to retain, to our partners. We will not advance or borrow funds for purposes of making distributions if the amount of the distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to the revenues. The determination of our revenues and costs is made in accordance with generally accepted accounting principles, consistently applied, and cash distributions to our MGP may only be made in conjunction with distributions to our investor partners. During the period ended December 31, 2006, the partnership had no distributions.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
OF OPERATIONS

This Item 6 “Management’s Discussion and Analysis of Financial Condition or Plan of Operations” should be read in conjunction with Item 7 “Financial Statements” and the “Notes to Financial Statements”.

General. We were formed as a Delaware limited partnership on May 9, 2006, with Atlas Resources, as our MGP, to drill natural gas development wells. The period ended December 31, 2006 almost all of our wells were online and producing natural gas, and to a lesser extent, oil. We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold. No additional funds will be required for drilling.

Spin-off of Atlas America, Inc. from Resource America, Inc. On June 30, 2005, RAI, our former indirect parent, distributed its remaining 10.7 million shares of Atlas America to its stockholders in the form of a tax-free dividend. Although the distribution itself was tax-free to RAI stockholders, as a result of the deconsolidation there may be some tax liability arising from prior unrelated corporate transactions among Atlas America and some of its subsidiaries. These transactions did not have a direct material impact on our financial position or results of operations, and Atlas America (and our MGP) no longer consolidate with RAI as of June 30, 2005.

    Public Offering of Atlas Energy Resources, LLC. In December 2006, Atlas America contributed substantially all of its natural gas and oil assets and its investment partnership management business to Atlas Energy. Concurrent with this transaction, Atlas Energy issued 7,273,750 common units, representing a 19.5% ownership interest, in an initial public offering at a price of $21.00 per unit. The net proceeds of approximately $139.9 million, after underwriting discounts and commissions, were distributed to Atlas America.

    Atlas Energy is a limited liability company focused on the development and production of natural gas and, to a lesser extent, oil in the Appalachian Basin region of the United States of America, principally in western New York, eastern Ohio, western Pennsylvania and Tennessee. Atlas Energy funds the drilling of natural gas and oil wells on its acreage by sponsoring and managing tax-advantaged investment partnerships. It generally structures its investment partnerships so that, upon formation of a partnership, Atlas Energy co-invests in and contributes leasehold acreage to it, enters into drilling and well operating agreements with it and becomes its managing general partner. Atlas Energy is managed by Atlas Energy Management, Inc., through which Atlas America provides Atlas Energy with the personnel necessary to manage its assets and raise capital.

Results of Operations. The following table sets forth information relating to our production revenues, volumes, sales prices and production costs and depletion during the period indicated:

December 31,
2006
Production revenues (in thousands):
Gas	$5,814
Oil	$81
Total	$5,895
Production volumes:
Gas (mcf/day) (2)	2,180
Oil (bbls/day) (2)	4
Total (mcfe/day) (2)	2,204
Average sales price:
Gas (per mcf) (1) (2)	$7.31
Oil (per bbl) (2)	$56.75
Average production costs:
As a percent of sales	15%
Per mcfe (2)	$1.10
Depletion per mcfe	$4.21

(1)	The average sales price per mcf before the effects of hedging was $6.89 for the period ended December 31, 2006.
(2)	“Mcf” means thousand cubic feet; “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues. Our natural gas revenues were $5,813,700 for the period ended December 31, 2006. We expect that our natural gas revenues will increase over the next year, as more of our wells are put on-line and are producing larger volumes of natural gas and, to a lesser extent, oil.

The price we receive for our natural gas is primarily a result of the index-driven agreements with Hess Corporation, UGI Energy Services, Inc. and our other natural gas purchasers. See Item 2 “Description of Properties- Delivery Commitments.” Thus, the price we receive for our natural gas may vary significantly each month as the underlying index changes in response to market conditions.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have some oil production. Our oil revenues were $81,000 for the period ended December 31, 2006.

Expenses. Production expenses were $885,600 for the period ended December 31, 2006.

Depletion of our oil and gas properties as a percentage of oil and gas revenues was 57% for the period ended December 31, 2006.

General and administrative expenses were $87,400 for the period ended December 31, 2006. These expenses include outside costs for services as well as the monthly administrative fee charged by our MGP.

Liquidity and Capital Resources. Cash used in operating activities was $1,305,800 for the period ended December 31, 2006, which consists of depletion, accounts receivable affiliate, accrued liabilities and accretion of asset retirement obligation.

Cash used in investing activities was $147,513,100 for the period ended December 31, 2006, which was used in drilling contracts paid to our MGP.

Cash provided by financing activities was $147,513,100 for the period ended December 31, 2006, which represents investor capital contributions.

We have no, nor do we expect any material commitments to make capital expenditures, except that our MGP may withhold funds for estimated future plugging and abandonment costs. Any additional funds, if required, will be obtained from production revenues or borrowings from our MGP or its affiliates, which are not contractually committed to make loans to us. The amount that we may borrow may not at anytime exceed 5% of our total subscriptions, and we will not borrow from third-parties.

We believe future cash flow from operations and amounts available from borrowings from our MGP or its affiliates will be adequate to fund our operations.

Critical Accounting Policies. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed discussion on the application of policies critical to our business operations and other accounting policies, see Note 2 of the “Notes to Financial Statements” in Item 7 “Financial Statements”.

Use of Estimates. Preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from these estimates.

Reserve Estimates. Our estimates of our proved natural gas and oil reserves and future net revenues from them are based on reserve analyses that rely on various assumptions, including those required by the SEC, as to natural gas and oil prices, drilling and operating expenses, capital expenditures, abandonment costs, taxes and availability of funds. Any significant variance in these assumptions could materially affect the estimated quantity of our reserves. As a result, our estimates of our proved natural gas and oil reserves will be inherently imprecise. Actual future production, natural gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable natural gas and oil reserves may vary substantially from our estimates, or estimates contained in the reserve reports. In addition, our proved reserves may be subject to downward or upward revision based on production history, results of future exploration and development, prevailing natural gas and oil prices, mechanical difficulties, governmental regulation and other factors, many of which are beyond our control.

Impairment of Oil and Gas Properties.  We review our producing oil and gas properties for impairment on an annual basis and whenever events and circumstances indicate a decline in the recoverability of their carrying values. We estimate the expected future cash flows from our oil and gas properties and compare such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, we will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. Given the complexities associated with oil and gas reserve estimates and the history of price volatility in the oil and gas markets, events may arise that will require us to record an impairment of our oil and gas properties. There was no impairment charge for the year ended December 2006.

Derivative Instruments. Atlas Energy on our behalf from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

Atlas Energy on our behalf documents all relationships between hedging instruments and the items being hedged, including our risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the Statements of Operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas Energy will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2006, Atlas Energy had open natural gas futures contracts allocated to us related to sales covering 4,254,500 dekatherms (“Dth”) (net to us) of natural gas, maturing through December 31, 2010 at an average settlement price of $8.51 per Dth. At December 31, 2006, we reflected net hedging assets on our balance sheet of $3,675,400. Of the $3,675,400 net gains in accumulated other comprehensive income at December 31, 2006, if the fair values of the instruments remain at current market values, we will reclassify $2,125,800 of net gain to our Statement of Operations over the next twelve month period as these contracts expire, and $1,549,600 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statement of Operations while the hedge contract is open and may increase or decrease until settlement of the contract. We realized gains of $330,800 for the period ended December 31, 2006, in our gas and oil revenues within our Statement of Operations related to the settlement of qualifying hedge instruments. We recognized no gains or losses during the period ended December 31, 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of December 31, 2006, Atlas Energy had allocated to us the following natural gas hedged volumes:

Natural Gas Fixed - Price Swaps

Production		Average	Net Fair Value
Period	Volumes	Fixed Price	Asset (2)
Ended December 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	1,274,100	$8.60	$2,126
2008	1,344,600	8.91	908
2009	1,217,600	8.31	596
2010	418,200	7.53	45
Total asset			$3,675

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated (in thousands):

	December 31, 2006
	Book Value	Fair Value
Assets
Derivative instruments	$3,985	$3,985
	$3,985	$3,985
Liabilities
Derivative instruments	$(310)	$(310)
	$3,675	$3,675

Revenue Recognition. Revenues from sales of natural gas and oil are recognized by us when the gas and oil have been delivered to the purchaser. Our natural gas and oil is sold under various contracts entered into by our MGP. Virtually all of our MGP’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price we receive from the sale of our natural gas fluctuates to remain competitive with generally available natural gas supplies in the market.

Dismantlement, Restoration, Reclamation and Abandonment Costs.  On an annual basis, we estimate the costs of future dismantlement, restoration, reclamation and abandonment of our natural gas and oil-producing properties. We also estimate the salvage value of equipment recoverable upon abandonment. The partnership follows SFAS No. 143 “Accounting for Asset Retirement Obligations” as discussed in Note 2 to our financial statements. As of December 31, 2006, our estimate of salvage values was greater than or equal to, our estimate of the costs of future dismantlement, restoration, reclamation and abandonment. A decrease in salvage values or an increase in dismantlement, restoration, reclamation and abandonment costs from those we have estimated, or changes in our estimates or cost, would reduce our net earnings.

Off-Balance Sheet Arrangements. This Partnership has no financial statement risk, nor any Off-Balance Sheet Arrangements and contractual obligations.

Recently Issued Financial Accounting Standards. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this Statement, and at this time we have not made any decisions in its application to our financial position or results of operations. We are currently evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting bulletin No. 108, Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statement, or SAB 108. SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We initially applied SAB 108 in connection with the preparation for our annual financial statements for the period ended December 31, 2006. The application of SAB 108 did not have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. Our taxable income or loss will be absorbed by the Partners. We are currently evaluating the impact of the adoption of FIN 48 on our financial position and results of operations, but since we are a non-taxable entity, we do not currently expect the adoption of FIN 48 to have a material impact on our financial position or results of operations.

ITEM 7.     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Atlas America Public #15-2006 (B) L.P.

We have audited the accompanying balance sheet of Atlas America Public #15-2006 (B) L.P. (a Delaware Limited Partnership) as of December 31, 2006, and the related statement of operations, comprehensive income, changes in partners’ capital, and cash flows for the period May 9, 2006 (date of formation) through December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas America Public #15-2006 (B) L.P. as of December 31, 2006 and the results of its operations and its cash flows for the period May 9, 2006 (date of formation) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 30, 2006

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
BALANCE SHEET
DECEMBER 31, 2006

ASSETS:
Current assets:
Cash and cash equivalents	$1,305,800
Accounts receivable-affiliate	33,834,200
Hedge receivable short-term-affiliate	2,139,100
Total current assets	37,279,100

Oil and gas properties, net	143,969,600
Hedge receivable long-term-affiliate	1,846,700
145,816,300
$183,095,400

LIABILITIES AND PARTNERS’ CAPITALS
Current liabilities:
Accrued liabilities	$18,000
Hedge liability short-term-affiliate	13,300
Total current liabilities	31,300

Asset retirement obligations	3,653,400
Hedge liability long-term-affiliate	297,100

Partners’ capital:
Managing general partner	27,715,500
Investors partners (14,772.60 units)	147,722,700
Accumulated other comprehensive income	3,675,400
179,113,600
$183,095,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF OPERATIONS
FOR THE PERIOD MAY 9, 2006 (date of formation) THROUGH DECEMBER 31, 2006

2006
REVENUES
Natural gas and oil	$5,894,700
Interest income	200
Total revenues	5,894,900

COST AND EXPENSES
Production	885,600
Depletion	3,389,400
Accretion of asset retirement obligation	206,800
General and administrative	87,400
Total expenses	4,569,200
Net earnings	$1,325,700

Allocation of net earnings:
Managing general partner	$1,116,100
Investor partners	$209,600
Net earnings per investor partnership unit	$14

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE PERIOD MAY 9, 2006 (date of formation) THROUGH DECEMBER 31, 2006

2006

Net earnings	$1,325,700
Other comprehensive income:
Unrealized holding gain on hedging contracts	4,006,200
Less: reclassification adjustment for gains
realized in net earnings	(330,800)
Total other comprehensive income	3,675,400
Comprehensive income	$5,001,100

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE PERIOD MAY 9, 2006 (date of formation) THROUGH DECEMBER 31, 2006

	Managing		Accumulated
	General	Investor	Other Comprehensive
	Partner	Partners	Income	Total

Balance at May 9, 2006	$ ─	$ ─	$ ─	$	─

Partners’ capital contributions
Cash	─	147,513,100	─		147,513,100
Syndication and offering costs	15,488,900	─	─		15,488,900
Tangible equipment/leasehold costs	26,599,400	─	─		26,599,400
Total contributions	42,088,300	147,513,100	─		189,601,400

Syndication and offering costs, immediately
charged to capital	(15,488,900)	─	─		(15,488,900)
	26,599,400	147,513,100	─		174,112,500

Participation in revenue and costs and expenses
Net production revenues	1,714,100	3,295,000	─		5,009,100
Interest income	100	100	─		200
Depletion	(497,400)	(2,892,000)	─		(3,389,400)
Accretion expense	(70,800)	(136,000)	─		(206,800)
General and administrative	(29,900)	(57,500)	─		(87,400)
Net earnings	1,116,100	209,600	─		1,325,700

Other comprehensive income	─	─	3,675,400		3,675,400

Balance at December 31, 2006	$27,715,500	$147,722,700	$3,675,400		$179,113,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF CASH FLOWS
FOR THE PERIOD MAY 9, 2006 (date of formation) THROUGH DECEMBER 31, 2006

2006
Cash flows from operating activities:
Net earnings	$1,325,700
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	3,389,400
Accretion of asset retirement obligation	206,800
Increase in accrued liabilities	18,000
Increase in accounts receivable affiliate	(3,634,100)
Net cash used in operating activities	1,305,800

Cash flows from investing activities:
Oil and gas well drilling contracts paid to managing general partner	(147,513,100)
Net cash used in investing activities	(147,513,100)

Cash flows from financing activities:
Partners’ capital contributions	147,513,100
Net cash provided by financing activities	147,513,100

Net increase in cash and cash equivalents	1,305,800
Cash and cash equivalents at beginning of period	─
Cash and cash equivalents at end of period	$1,305,800

Supplemental Schedule of non-cash investing and financing activities:

Managing general partner adjusted asset contributions:
Tangible equipment costs, included in oil and gas properties	$22,980,000
Lease costs included in oil and gas properties	3,619,400
Syndication and offering costs	15,488,900
$42,088,300

Asset retirement obligation	$3,446,600

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #15-2006 (B) L.P. (the “Partnership”) is a Delaware Limited Partnership, which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and Operator, and 4,107 subscribers to units as either Limited Partners or Investor General Partners depending upon their election. As of December 31, 2006, there were 4,107 investors who contributed $147,513,100. The Partnership was formed on May 9, 2006 to drill and operate gas wells located in western Pennsylvania, Ohio and Tennessee. At December 31, 2006, the Partnership’s properties were in the process of drilling. Recoverability of the cost of properties is dependent on the results of such development activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from these estimates.

Receivables

In evaluating the need for an allowance for possible losses, the MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers’ credit information. Credit is extended on an unsecured basis to many of its energy customers. At December 31, 2006 the Partnership’s MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues from sales of natural gas and oil are recognized by the Partnership when the gas and oil have been delivered to the purchaser. The Partnership’s natural gas and oil is sold under various contracts entered into by its MGP. Virtually all of the MGP’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of natural gas and prevailing supply and demand conditions, so that the price the Partnership receives from the sale of its natural gas fluctuates to remain competitive with natural gas supplies generally available in the market.

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and its receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based on volumetric data from its records and its estimates of the related transportation and compression fees, which are, in turn, based on applicable product prices. The Partnership had unbilled trade receivables of $2,887,000 at December 31, 2006, which are included accounts receivable - affiliate on the Partnership’s balance sheet.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturities of these instruments.

For derivatives the carrying value approximates fair value because they have been marked to market.

Supplemental Cash Flow Information

The Partnership considers temporary investments with a maturity at the date of acquisition of 90 days or less to be cash equivalents. No cash was paid by the Partnership for interest or income taxes for the period ended December 31, 2006.

Concentration of Credit Risk

Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist principally of periodic temporary investments of cash and cash equivalents. The Partnership places its temporary cash investments in deposits with high-quality financial institutions. At December 31, 2006, the Partnership had $1,314,200 in deposits at one bank of which $1,214,200 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such investments.

Comprehensive Income

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income. For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized. Oil and gas properties consist of the following at the date indicated:

At December 31,
2006

Mineral interest in properties:
Proved properties	$3,619,400
Wells and related equipment	143,739,600
147,359,000

Accumulated depletion of oil and gas properties	(3,389,400)
$143,969,600

Oil and Gas Properties

The Partnership uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties and to drill and equip wells are capitalized. Oil is converted to gas equivalent basis (“mcfe”) at the rate of one barrel equals 6 mcf.

    The Partnership’s long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed for potential impairments at the lowest levels for which there are identifiable cash flows. The review is done by determining if the historical cost of proved properties less the applicable accumulated depreciation, depletion and amortization and asset retirement obligation is less than the estimated expected undiscounted future cash flows. The expected future cash flows are estimated based on the Partnership’s plans to continue to produce and develop proved reserves. The estimated future level of production is based on assumptions surrounding future levels of prices and costs, field decline rates, market demand and supply, and the economic and regulatory climates. The fair value is the present value of future net revenues discounted at 10%, using a 12 month NYMEX forward looking strip price for natural gas. If the carrying value exceeds such undiscounted cash flows, an impairment loss is recognized for the difference between the estimated fair market value and the carrying value of the assets. There was no impairment charge for the year ended December 2006.

Upon the sale or retirement of a complete or partial unit of a proved property, the cost is eliminated from the property accounts, and the resultant gain or loss is reclassified to accumulated depletion. Upon the sale of an entire interest where the property had been assessed for impairment, a gain or loss is recognized in the statements of operations.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligation

The fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to the abandonment of oil and gas producing properties and include costs to dismantle and relocate or dispose of production equipment, gathering systems, wells and related structures. Estimates are based on historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The Partnership does not provide for a market risk premium associated with asset retirement obligation because a reliable estimate cannot be determined, see Note 3.

Environmental Matters

The Partnership is subject to various federal, state and local laws and regulations relating to the protection of the environment. The Partnership has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.

The Partnership accounts for environmental contingencies in accordance with SFAS No. 5 Accounting for Contingencies. Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Atlas Energy maintains insurance that may cover in whole or in part certain environmental expenditures. For the period ended December 31, 2006, the Partnership had no environmental matters requiring specific disclosure or the recording of a liability.

Major Customers

The Partnership’s natural gas is sold under contract to various purchasers. For the period ended December 31, 2006, sales to UGI Energy Services, Inc., Exelon Energy Company and Colonial Energy, Inc. accounted for 43%, 32% and 12%, respectively, of total revenues. No other customers accounted for 10% or more of total revenues for the period ended December 31, 2006.

Derivative Instruments

The Partnership applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, (“SFAS No. 133”) and its various interpretations. SFAS No. 133 requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Income Taxes

The Partnership is not treated as a taxable entity for federal income tax purposes. Any item of income, gain, loss, deduction or credit flows through to the partners as though each partner had incurred such item directly. As a result, each partner must take into account his pro rata share of all items of partnership income and deductions in computing his federal income tax liability.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement will be effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Statement offers various options in electing to apply the provisions of this statement and at this time the Partnership has not made any decisions on its application to its financial position or results of operations. The Partnership is currently evaluating the impact of the adoption of SFAS 159 on its financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting bulletin No. 108, Considering the Effects of Prior year Misstatements When Quantifying Misstatements in Current Year Financial Statement, (“SAB 108”). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Partnership initially applied SAB 108 in connection with the preparation of its annual financial statements for the period ended December 31, 2006. The application of SAB 108 did not have a material effect on the Partnership’s financial position or results of operations.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective for us beginning January 1, 2008. The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes and Interpretation of FASB Statement No 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. The Partnership's taxable income or loss will be absorbed by the Partners. The Partnership is currently evaluating the impact of the adoption of FIN 48 on its financial position and results of operations, but since it is a non-taxable entity, does not currently expect the adoption of FIN 48 to have a material impact on its financial position or results of operations.

NOTE 3 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for its estimated plugging and abandonment costs for its oil and gas properties in accordance with SFAS 143, Accounting for Asset Retirement Obligation and FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligation, (“FIN 47”).

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the period ended December 31, 2006 is as follows:

	2006
Asset retirement obligation, at beginning of period	$	─
Liabilities incurred from drilling wells		3,446,600
Accretion expense		206,800
Asset retirement obligation, at end of period		$3,653,400

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 4 - PARTICIPATION IN REVENUES AND COSTS

The MGP and the other partners will generally participate in revenues and costs in the following manner:

	Managing
	General	Other
	Partner	Partners (3)
Organization and offering costs	100%	0%
Lease costs	100%	0%
Revenues (1)	34.22%	65.78%
Operating costs, administrative costs, direct costs and all other operating costs (2)	34.22%	65.78%
Intangible drilling costs	0%	100%
Tangible equipment costs	70%	30%

(1)
Subject to the MGP’s subordination obligation, substantially all partnership revenues will be shared in the same percentage as capital contributions are to the total partnership capital contributions, except that the MGP will receive an additional 7% of the partnership revenues, which may not exceed 40%.

(2)	These costs will be charged to the partners in the same ratio as the related production revenues are credited.
(3)
Other Partners include both investor limited partners and investor general partners. General Partner units can be converted to limited partner units when all wells have been drilled and completed. Thereafter, the investor general partner will have limited liability as a limited partner under the Delaware Revised Uniform Limited Partnership Act with respect to his or her interest in the partnership.

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The Partnership has entered into the following significant transactions with its MGP, and its affiliates as provided under the Partnership agreement:

•
Drilling contracts to drill and complete wells for the Partnership are charged at cost plus 15%. The cost of the wells includes reimbursement to Atlas of its general and administrative overhead costs ($15,000 per well) and all ordinary and actual costs of drilling, testing and completing the wells.  The Partnership paid $147,513,100 to its MGP in 2006 under the drilling contract, of which $117,313,000 was used for drilling costs and the remaining $30,200,100 was included in accounts-receivable affiliate in the Partnership's Balance Sheet.

•
The Partnership's MGP contributed undeveloped leases necessary to cover each of the Partnership’s prospects and as of December 31, 2006 received a credit to its capital account in the Partnership of $3,619,400.

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Operations are payable at $75 per well per month. Administrative costs incurred in 2006 were $61,700.

•
Monthly well supervision fees which are included in production expenses in the Partnerships Statements of Operations are payable at $285 per well per month for operating and maintaining the wells. Well supervision fees incurred in 2006 were $234,300.

•
Transportation fees which are included in production expenses in the Partnerships Statements of Operations are payable at rates ranging from $.29-$.35 per Mcf (one thousand cubic feet) to 10% of the natural gas sales price. A gathering fee is paid to the MGP at a competitive rate for each Mcf of natural gas transported. Transportation costs incurred in 2006 were $549,400.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 5 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS (Continued)

•
The managing general partner and its affiliates are reimbursed for all direct costs expended on the Partnership’s behalf. For the period ended December 31, 2006, the managing general partner was reimbursed $127,600 for direct costs.

•
Asset contributions from the managing general partner which are reported in the Partnership's Statements of Cash Flows as a non-cash investing activity for the period ended December 31, 2006 were $42,088,300.

•	The MGP received a credit to it's capital account of $15,488,900 in 2006 for fees, commissions and reimbursements costs to organize the Partnership.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable - affiliate on the Partnership’s Balance Sheet represents the net production revenues due from the MGP.

NOTE 6 - COMMITMENTS

Subject to certain conditions, investor partners may present their interests beginning in 2010 for purchase by Atlas Resources. The purchase price is calculated by Atlas Resources in accordance with the terms of the partnership agreement. Atlas Resources is not obligated to purchase more than 5% of the units in any calendar year. In the event that Atlas Resources is unable to obtain the necessary funds, it may suspend its purchase obligation.

Beginning one year after each of the Partnership’s wells has been placed into production, the MGP, as operator, may retain $200 per month per well to cover estimated future plugging and abandonment costs. As of December 31, 2006 the MGP has not withheld any such funds.

NOTE 7 - SUBORDINATION OF MANAGING GENERAL PARTNER’S REVENUE SHARE

Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership, net of related operating costs, administrative costs and well supervision fees to the receipt by the investor partners of cash distributions from the Partnership equal to at least 10% of their agreed subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners.

NOTE 8 - INDEMNIFICATION

In order to limit the potential liability of any investor general partners, Atlas has agreed to indemnify each investor that elects to be a general partner from any liability incurred which exceeds such partner’s share of Partnership assets.

NOTE 9 - DERIVATIVE INSTRUMENTS

Atlas Energy on behalf of the Partnership from time to time enters into natural gas futures and option contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated NYMEX futures, options contracts, and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 - DERIVATIVE INSTRUMENTS (Continued)

Atlas Energy on behalf of the Partnership formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions. This includes matching the natural gas futures and options contracts to the forecasted transactions. Atlas Energy assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items. Historically these contracts have qualified and been designated as cash flow hedges and recorded at their fair values. Derivatives are recorded on the balance sheet as assets and liabilities at fair value. Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX. Changes in fair value are recognized in Partners’ Capital as accumulated other comprehensive income (loss) and recognized within the Statements of Operations in the month the hedged gas is settled. If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, Atlas Energy will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At December 31, 2006, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to sales covering 4,254,500 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through December 31, 2010 at an average settlement price of $8.51 per Dth. At December 31, 2006, the Partnership reflected net hedging assets on its balance sheet of $3,675,400. Of the $3,675,400 net gain in accumulated other comprehensive income at December 31, 2006, if the fair values of the instruments remain at current market values, the Partnership will reclassify $2,125,800 of net gain to its Statement of Operations over the next twelve month period as these contracts expire, and $1,549,600 of net gains will be reclassified in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statement of Operations while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $330,800 for the period ended December 31, 2006, in its gas and oil revenues within its Statement of Operations related to the settlement of qualifying hedge instruments. The Partnership recognized no gains or losses during the period ended December 31, 2006 for hedge ineffectiveness or as a result of the discontinuance of these cash flow hedges.

As of December 31, 2006, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Natural Gas Fixed - Price Swaps

Production		Average	Net Fair Value
Period	Volumes	Fixed Price	Asset (2)
Ended December 31,	(MMBTU) (1)	(per MMBTU)	(in thousands)

2007	1,274,100	$8.60	$2,126
2008	1,344,600	8.91	908
2009	1,217,600	8.31	596
2010	418,200	7.53	45
Total asset			$3,675

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

The following table sets forth the book and estimated fair values of derivative instruments at the date indicated (in thousands):

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 9 - DERIVATIVE INSTRUMENTS (Continued)

	December 31, 2006
	Book Value	Fair Value
Assets
Derivative instruments	$3,985	$3,985
	$3,985	$3,985
Liabilities
Derivative instruments	$(310)	$(310)
	$3,675	$3,675

NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED)

The supplementary information summarized below presents the results of natural gas and oil activities in accordance with Statements of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities, (“SFAS No. 69”). Annually, reserve value information is provided to the investor partners pursuant to the partnership agreement. The partnership agreement provides a presentment feature whereby the MGP will buy partnership units, subject to annual limitations, based upon a valuation formula price in the partnership agreement. Therefore, reserve value information under SFAS No. 69 is not presented.

No consideration has been given in the following information to the income tax effect of the activities, as the Partnership is not treated as a taxable entity for income tax purposes.

(1)	Capitalized Costs Related to Oil and Gas Producing Activities

The following table presents the capitalized costs related to natural gas and oil producing activities at December 31:

2006
Mineral interest in properties - proved properties	$3,619,400
Wells and related equipment	143,739,600
Accumulated depletion	(3,389,400)
Net capitalized cost	$143,969,600

(2)	Results of Operations of Oil and Gas Producing Activities

The following table presents the results of operations related to natural gas and oil production for the period ended December 31:

2006

Natural gas and oil sales	$5,894,700
Production costs	(885,600)
Accretion of asset retirement obligation	(206,800)
Depletion	(3,389,400)
General and administrative expenses	(87,400)
Results of operations from oil and gas producing activities	$1,325,500

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 31, 2006

NOTE 10 - NATURAL GAS AND OIL PRODUCING ACTIVITIES (UNAUDITED) (Continued)

(3)	Costs incurred in Oil and Gas Producing Activities

Costs incurred for the period ended December 31, are as follows:

2006
Acquisition costs	3,619,400
Tangible equipment and drilling costs	143,739,700
Total costs incurred	$147,359,100

(4)	Oil and Gas Reserve Information

The information presented below represents estimates of proved natural gas reserves. The estimates of the Partnership’s proved gas and oil reserves are based upon evaluations made by management and verified by Wright & Company, Inc., an independent petroleum-engineering firm, as of December 31, 2006. All reserves are located within the United States of America. Reserves are estimated in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual arrangements. Proved reserves are estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

Proved developed reserves are generally those which are expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved. All reserves are proved developed reserves and are located in the Appalachian Basin area.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future net revenues and the timing of development expenditures. The reserve data presented represents estimates only and should not be construed as being exact. In addition, the standardized measures of discounted future net cash flows may not represent the fair market value of the Partnership’s oil and gas reserves or the present value of future cash flows of equivalent reserves, due to anticipated future changes in oil and gas prices and in production and development costs and other factors for which effects have not been provided.

	Natural Gas	Oil
	(Mcf)	(Bbls)
Proved developed reserves:
Beginning of period	─	─
Proved developed reserves	31,347,800	17,600
Production	(795,700)	(1,400)
Balance December 31, 2006	30,552,100	16,200

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE:

None.

ITEM 8A.        CONTROLS AND PROCEDURES

Under the supervision, and with the participation of, our MGP’s management including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) as of the end of the period covered by this annual report on Form 10-KSB, and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.        OTHER INFORMATION

None.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES, COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

Atlas America (ATLS) transferred to Atlas Energy Resources, LLC (ATN), a newly-formed, limited liability company subsidiary of Atlas America, substantially all of its natural gas and oil exploration and production assets in December 2006 pursuant to the completion of an initial public offering of 7,273,750 of its Class B limited liability company interest.  As consideration for this contribution, on December 18, 2006 Atlas Energy Resources, LLC distributed to Atlas America $139,944,000 net proceeds of the offering, 29,352,996 of common units, 748,456 Class A units, and the management incentive interest. Also pursuant to the contribution agreement, Atlas America contributed to its subsidiary, Atlas Energy Management, Inc. (“Atlas Management”), the 748,456 Class A units and the management incentive interest. Atlas America retained approximately 81% of the limited liability company interest of Atlas Energy Resources, LLC, which will continue to provide Atlas America control over Atlas Energy Resources, LLC and its assets and business.

Atlas America is headquartered at 311 Rouser Road, Moon Township, Pennsylvania 15108, which is also our MGP’s primary office.

Executive Officers and Directors. The executive officers and directors of our MGP will serve until their successors are elected. The executive officers and directors of our MGP are as follows:

NAME	AGE	POSITION OR OFFICE

Freddie M. Kotek	51	Chairman of the Board of Directors, Chief Executive Officer and President
Frank P. Carolas	47	Executive Vice President - Land and Geology and a Director
Jeffrey C. Simmons	48	Executive Vice President - Operations and a Director
Jack L. Hollander	50	Senior Vice President - Direct Participation Programs
Nancy J. McGurk	51	Senior Vice President, Chief Accounting Officer
Michael L. Staines	57	Senior Vice President, Secretary and a Director
Matthew A. Jones	45	Chief Financial Officer

With respect to the biographical information set forth below:

•
the approximate amount of an individual’s professional time devoted to the business and affairs of our managing general partner and Atlas America have been aggregated because there is no reasonable method for them to distinguish their activities between the two companies; and

•
for those individuals who also hold senior positions with other affiliates of our managing general partner, if it is stated that they devote approximately 100% of their professional time to our managing general partner and Atlas America, it is because either the other affiliates are not currently active in drilling new wells, such as Viking Resources or Resource Energy, and the individuals are not required to devote a material amount of their professional time to the affiliates, or there is no reasonable method to distinguish their activities between our managing general partner and Atlas America as compared with the other affiliates of our managing general partner, such as Viking Resources or Resource Energy.

Freddie M. Kotek. President and Chief Executive Officer since January 2002 and Chairman of the Board of Directors since September 2001. Mr. Kotek has been Executive Vice President of Atlas America since February 2004, and served as a director from September 2001 until February 2004 and served as Chief Financial Officer from February 2004 until March 2005. Mr. Kotek was a Senior Vice President of Resource America, and President of Resource Leasing, Inc. (a wholly-owned subsidiary of Resource America) from 1995 until May 2004 when he resigned from Resource America and all of its subsidiaries which are not subsidiaries of Atlas America. Mr. Kotek was President of Resource Properties from September 2000 to October 2001 and its Executive Vice President from 1993 to August 1999. Mr. Kotek received a Bachelor of Arts degree from Rutgers College in 1977 with high honors in Economics. He also received a Master in Business Administration degree from the Harvard Graduate School of Business Administration in 1981. Mr. Kotek will devote approximately 95% of his professional time to the business and affairs of the MGP and Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc., and the remainder of his professional time to the business and affairs of the MGP’s other affiliates.

Frank P. Carolas. Executive Vice President-Land and Geology and a Director since January 2001. Mr. Carolas has been an Executive Vice President of Atlas America since January 2001 and served as a Director of Atlas America from January 2002 until February 2004. Mr. Carolas has been a Senior Vice President of Atlas Energy Management, Inc. since 2006. Mr. Carolas was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Carolas served as Vice President of Land and Geology for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Before that Mr. Carolas served as Vice President of Atlas Energy Group, Inc. from 1997 until 1998, which was the former parent company of the MGP. Mr. Carolas is a certified petroleum geologist and has been with the MGP and its affiliates since 1981. He received a Bachelor of Science degree in Geology from Pennsylvania State University in 1981 and is an active member of the American Association of Petroleum Geologists. Mr. Carolas devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Jeffrey C. Simmons. Executive Vice President-Operations and a Director since January, 2001. Mr. Simmons has been an Executive Vice President of Atlas America since January 2001 and was a Director of Atlas America from January 2002 until February 2004. Mr. Simmons has been a Senior Vice President of Atlas Energy Management, Inc., since 2006. Mr. Simmons was a Vice President of Resource America from April 2001 until May 2004 when he resigned from Resource America. Mr. Simmons served as Vice President of Operations for the MGP from July 1999 until December 2000 and for Atlas America from 1998 until December 2000. Mr. Simmons joined Resource America in 1986 as a senior petroleum engineer and has served in various executive positions with its energy subsidiaries since then. Mr. Simmons received his Bachelor of Science degree with honors from Marietta College in 1981 and his Masters degree in Business Administration from Ashland University in 1992. Mr. Simmons devotes approximately 90% of his professional time to the business and affairs of the MGP, Atlas America, and the remainder of his professional time to the business and affairs of the MGP’s other affiliates, primarily Viking Resources and Resource Energy, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Jack L. Hollander. Senior Vice President - Direct Participation Programs since January 2002 and before that he served as Vice President - Direct Participation Programs from January 2001 until December 2001. Mr. Hollander also serves as Senior Vice President - Direct Participation Programs of Atlas America since January 2002. Mr. Hollander practiced law with Rattet, Hollander & Pasternak, concentrating in tax matters and real estate transactions, from 1990 to January 2001, and served as in-house counsel for Integrated Resources, Inc. (a diversified financial services company) from 1982 to 1990. Mr. Hollander earned a Bachelor of Science degree from the University of Rhode Island in 1978, his law degree from Brooklyn Law School in 1981, and a Master of Law degree in Taxation from New York University School of Law Graduate Division in 1982. Mr. Hollander is a member of the New York State bar, and the Chairman of the Investment Program Association which is an industry association, as of March 2005. Mr. Hollander devotes approximately 100% of his professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc.

Nancy J. McGurk. Ms. McGurk has been Chief Accounting Officer of Atlas Energy Resources, LLC and Atlas Energy Management. Senior Vice President since January 2002, Chief Accounting Officer since January 2001 and Chief Financial Officer until March 2006. Ms. McGurk also serves as Senior Vice President since January 2002 and Chief Accounting Officer of Atlas America since January 2001. Ms. McGurk served as Chief Financial Officer for Atlas America from January 2001 until February 2004. Ms. McGurk was a Vice President of Resource America from 1992 until May 2004 and its Treasurer and Chief Accounting Officer from 1989 until May 2004 when she resigned from Resource America. Also, since 1995 Ms. McGurk has served as Vice President - Finance of Resource Energy, Inc. Ms. McGurk received a Bachelor of Science degree in Accounting from Ohio State University in 1978, and has been a Certified Public Accountant since 1982. Ms. McGurk devotes approximately 80% of her professional time to the business and affairs of the MGP, Atlas America, Atlas Energy Resources, LLC and Atlas Energy Management, Inc. and the remainder of her professional time to the business and affairs of the MGP’s other affiliates.

Michael L. Staines. Senior Vice President, Secretary, and a Director since 1998. Mr. Staines has been an Executive Vice President and Secretary of Atlas America since 1998. Mr. Staines was a Senior Vice President of Resource America from 1989 until May, 2005 when he resigned from Resource America. Mr. Staines was a director of Resource America from 1989 to February 2000 and Secretary from 1989 to October 1998. Mr. Staines has been President of Atlas Pipeline Partners GP since January 2001 and its Chief Operating Officer and a member of its Managing Board since its formation in November 1999. Mr. Staines is a member of the Ohio Oil and Gas Association and the Independent Oil and Gas Association of New York. Mr. Staines received a Bachelor of Science degree from Cornell University in 1971 and a Master of Business degree from Drexel University in 1977. Mr. Staines devotes approximately 5% of his professional time to the business and affairs of the MGP and Atlas America, and the remainder of his professional time to the business and affairs of the MGP’s other affiliates, including Atlas Pipeline Partners GP.

Matthew A. Jones Chief Financial Officer since March 2006 for Atlas Resources, LLC. Mr. Jones has been the Chief Financial Officer since January 2006 and a director of Atlas Pipeline Holdings since February 2006 and has been Chief Financial Officer of Atlas Pipeline Partners GP and Atlas America since March 2005. He has been the Chief Financial Officer and a director of Atlas Energy Resources and Atlas Energy Management since their formation. From 1996 to 2005, Mr. Jones worked in the Investment Banking Group at Friedman Billings Ramsey, concluding as Managing Director. Mr. Jones worked in Friedman Billings Ramsey’s Energy Investment Banking Group from 1999 to 2005, and in Friedman Billings Ramsey’s Specialty Finance and Real Estate Group from 1996 to 1999. Mr. Jones is a Chartered Financial Analyst.

Audit Committee Financial Expert. The Board of Directors of our MGP acts as the audit committee. The Board of Directors has determined that Freddie M. Kotek meets the requirement of an “audit committee financial expert”, he is not independent.

Remuneration of Officers and Directors. No officer or director of the MGP will receive any direct remuneration or other compensation from the Partnership. These persons will receive compensation solely from affiliated companies of the MGP.

Code of Business Conduct and Ethics. Because the Partnership does not directly employ any persons, the MGP has determined that the partnership will rely on a Code of business Conduct and Ethics adopted by Atlas America, Inc. and/or Atlas Energy Resources, LLC that applies to the principal executive officer, principal financial officer and principal accounting officer of the MGP, as well as to persons performing services for the managing general partner generally. You may obtain a copy of this Code of Business Conduct and Ethics by a request to the MGP at Atlas Resources, LLC, 311 Rouser Road, Moon Township, Pennsylvania 15108.

ITEM 10.     EXECUTIVE COMPENSATION

We have no employees and rely on the employees of our MGP and its affiliates for all services. No officer or director of our MGP will receive any direct remuneration or other compensation from us. Those persons will receive compensation solely from affiliated companies of our MGP. See Item 12 “Certain Relationships and Related Party Transactions” for a discussion of compensation paid by us to our MGP.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2006, we had issued and outstanding units of 14,772.60. No officer or director of our MGP owns any units. Although, subject to certain conditions, investor partners may present their units to us beginning in 2010 or purchase, the MGP is not obligated by the Partnership agreement from purchasing more than 5% of our total outstanding units in any calendar year.

Organizational and Security Ownership of Beneficial Owners. Atlas America owns approximately 81% of the limited liability company interest of Atlas Energy Resources, LLC which owns 100% of the limited liability company interests of Atlas Energy Operating Company, LLC, which owns 100% of the limited liability company interests of AIC, LLC, which owns 100% of the limited liability company interest of the managing general partner. The officers and directors of Atlas America and Atlas Energy Resources, LLC are set forth below. The directors of AIC, LLC are Jonathan Z. Cohen, Michael L. Staines, and Jeffrey Simmons. The biographies of Messrs, Staines and Simmons are set forth above.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oil and Gas Revenues. After formation, our MGP paid or will pay our organization and offering costs in the amount of $15,488,900 and 70% of the equipment costs estimated to be $32,661,100. Our MGP has contributed $22,980,000 in tangible equipment cost as of December 31, 2006 and contributed all the leases on which the wells were or are being drilled, for a total capital contribution estimated to be $42,088,300. In return, our MGP will share in our production revenues in the same percentage as its capital contribution bears to our total capital contributions except that the MGP will receive an additional 7% of partnership revenues. However, our MGP’s total revenue share may not exceed 40% of partnership revenues regardless of the amount of its capital contribution. For example, if the MGP contributes 28% of our total capital contributions and you and the other investors contribute 72% of our total capital contributions, then the MGP will receive 35% of our revenues and the other investors will receive 65% of our revenues. For the period ended December 31, 2006, our MGP received $1,714,100 from our net production revenues.

Leases. Following the final closing date, for the offering of our units to potential investors, which was August 31, 2006 our MGP contributed oil and gas leases to us covering 460 undeveloped prospects for the wells we drill and received a credit to its capital account in us in the amount of $3,619,400.

Administrative Costs. Our MGP and its affiliates receive an unaccountable, fixed payment reimbursement for their administrative costs of $75 per well per month, which is proportionately reduced if we acquire less than 100% of the working interest in a well. During the period ended December 31, 2006, our MGP received $61,700 for its administrative costs.

Direct Costs. Our MGP (including other serving as operator) and its affiliates are reimbursed for all direct costs expended on our behalf. During the period ended December 31, 2006, our MGP’s received $127,600, as reimbursement for direct costs.

Drilling Contracts. After the initial closing date for the offering of our units to potential investors, we entered into a drilling contract with our MGP to drill and complete approximately 563 gross wells on our behalf. The total amount received by our MGP for drilling and completing the wells was $147,513,100 for the period ended December 31, 2006.

Well Charges. Our MGP, as operator, is be reimbursed at actual cost for all direct expenses incurred on our behalf and receives well supervision fees for operating and maintaining the wells during producing operations in the amount of $285 per well per month subject to an annual adjustment for inflation. The well supervision fees are proportionately reduced to the extent we acquire less than 100% of the working interest in a well. For the period ended December 31, 2006, our MGP received $234,300, for well supervision fees.

Dealer-Manager Fees. As part of the offering of our units to potential investors, Anthem Securities, Inc. an affiliate of our MGP and the dealer-manager of this offering received a 2.5% dealer-manager fee, a 7% sales commission, a .5% reimbursement of marketing expenses, and a .5% reimbursement of the selling agents’ accountable due diligence fees in the amount of $3,693,900.

Transportation Fees. We pay a gathering fee to our MGP at a competitive rate for each mcf of our natural gas transported. Transportation rates range from $.29-$.35 per Mcf (one thousand cubic feet) to 10% of the natural gas sales price. For the period ended December 31, 2006, $549,400 was paid to our MGP for gathering fees. In turn, our MGP paid 100% of this amount to Atlas Pipeline Partners, L.P. for the use of its gathering system in transporting a majority of our natural gas production.

Other Compensation. For the period ended December 31, 2006, our MGP did not advance any funds to us, nor did they provide us with any equipment, supplies or other services.

ITEM 13.     EXHIBITS
EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for Atlas America Public #15-2006 (B) L.P.	Previously filed in our Form S-1 on August 9, 2005

4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #15-2006 (B) L.P.	Previously filed in our Form S-1 on August 9, 2005

4(c)	Drilling and Operating Agreement for Atlas America Public #15-2006 (B) L.P.	Previously filed in our Form S-1 on August 9, 2005

31.1	Rule 13a-14(a)/15(d) - 14 (a) Certification

31.2	Rule 13a-14(a)/15(d) - 14 (a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees recognized by the Partnership from our independent auditors, Grant Thornton LLP, for professional services rendered for the audit of our annual financial statements for the period ended December 31, 2006 were $14,300.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Pursuant to its charter, the Audit Committee of our MGP is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between us and our independent auditors. We do not have a separate audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas America Public #15-2006 (B) L.P.

Date: April 2, 2007	Atlas Resources, LLC, Managing General Partner

By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2007	By: /s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: April 2, 2007	By: /s/ Frank P. Carolas
Frank P. Carolas, Executive Vice President - Land and Geology

Date: April 2, 2007	By: /s/ Jeffrey C. Simmons
Jeffrey C. Simmons, Executive Vice President - Operations

Date: April 2, 2007	By: /s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer

Date: April 2, 2007	By: /s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the
Exchange Act by Non-reporting Issuers

An annual report will be furnished to security holders subsequent to the filing of this report.