Form 10QSB
period 2007-06-30
Atlas America Public #15-2006 (B) L.P.
filed 2007-08-14
CIK 1357361

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 0-52168

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
(Name of small business issuer in its charter)

Delaware	20-3208390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Westpointe Corporate Center One
1550 Coraopolis Heights Road, 2nd Floor
Moon Township, PA	15108
(Address of principal executive offices)	(zip code)

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

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of June 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Six Months ended June 30, 2007 and the Period May 9, 2006 through June 30, 2006	4

	Statement of Partners’ Capital Accounts for the Six Months ended June 30, 2007	5

	Statements of Cash Flows for the Six Months ended June 30, 2007 and the Period May 9, 2006 through June 30, 2006	6

	Notes to Financial Statements	7-13

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,314,000	$1,305,800
Accounts receivable-affiliate	12,622,500	33,834,200
Short-term hedge receivable due from affiliate	3,158,200	2,139,100
Total current assets	18,094,700	37,279,100

Oil and gas properties, net	166,847,700	143,969,600
Long-term hedge receivable due from affiliate	1,664,800	1,846,700
	$186,607,200	$183,095,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$21,600	$18,000
Short-term hedge liability due to affiliate	317,400	13,300
Total current liabilities	339,000	31,300

Asset retirement obligation	4,272,200	3,653,400
Long-term hedge liability due to affiliate	3,710,200	297,100

Partners’ capital:
Managing general partner	34,295,000	27,715,500
Investor partners (14,772.60 units)	143,195,400	147,722,700
Accumulated other comprehensive income	795,400	3,675,400
Total partners' capital	178,285,800	179,113,600
	$186,607,200	$183,095,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENTS OF NET EARNINGS
For the period May 9, 2006 (date of formation)
through June 30, 2006 and for three and six months ended June 30, 2007
(Unaudited)

	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$10,641,400	$31,300	$17,659,900	$31,300
Interest income	15,700	—	29,400	—
Total revenues	10,657,100	31,300	17,689,300	31,300

COSTS AND EXPENSES:
Production	2,026,100	2,700	3,276,400	2,700
Depletion	5,192,600	13,500	9,472,700	13,500
Accretion of asset retirement obligation	57,100	900	118,500	900
General and administrative	131,500	800	225,600	800
Total expenses	7,407,300	17,900	13,093,200	17,900
Net earnings	$3,249,800	$13,400	$4,596,100	$13,400

Allocation of net earnings:
Managing general partner	$2,104,000	$7,600	$3,401,900	$7,600
Investor partners	$1,145,800	$5,800	$1,194,200	$5,800
Net earnings per investor partnership unit	$78	$1	$81	$1

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$27,715,500	$147,722,700	$3,675,400	$179,113,600

Participation in revenues and expenses:
Net production revenues	4,922,000	9,461,500	—	14,383,500
Interest income	10,100	19,300	—	29,400
Depletion	(1,412,400)	(8,060,300)	—	(9,472,700)
General and administrative	(77,200)	(148,400)	—	(225,600)
Accretion of asset retirement obligation	(40,600)	(77,900)	—	(118,500)
Net earnings	3,401,900	1,194,200	—	4,596,100

Other comprehensive loss	—	—	(2,880,000)	(2,880,000)

MGP adjusted asset contributions	6,154,100	—	—	6,154,100

Distributions to partners	(2,976,500)	(5,721,500)	—	(8,698,000)

Balance at June 30, 2007	$34,295,000	$143,195,400	$795,400	$178,285,800

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
STATEMENTS OF CASH FLOWS
For the period May 9, 2006 (date of formation)
through June 30, 2006 and for six months ended June 30, 2007
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net earnings	$4,596,100	$13,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	9,472,700	13,500
Accretion of asset retirement obligation	118,500	900
(Increase) decrease in accounts receivable – affiliate	(4,484,700)	18,404,400
Increase in accrued liabilities	3,600	—
Net cash provided by operating activities	9,706,200	18,432,200

Cash flows from investing activities:
Oil and gas well drilling contracts paid to MGP	—	(18,432,200)
Net cash used in investing activities	—	(18,432,200)

Cash flows from financing activities:
Distributions to partners	(8,698,000)	—
Net cash used in financing activities	(8,698,000)	—

Net increase in cash and cash equivalents	1,008,200	—
Cash and cash equivalents at beginning of period	1,305,800	—
Cash and cash equivalents at end of period	$2,314,000	$—

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment included in oil and gas properties	$5,629,000	$2,657,300
Lease costs included in oil and gas properties	525,100	977,100
Syndication and offering costs	—	13,710,200
	$6,154,100	$17,344,600

Asset retirement obligation	$500,300	$31,600

Additional asset contributions:
Tangible equipment and intangible drilling	$25,696,400	$114,251,700

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #15-2006 (B) L.P. (the “Partnership”) as of June 30, 2007 and for the three and six months ended June 30, 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers.  At June 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $5,463,000 at June 30, 2007 and $2,887,000 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

		Period Ended		Period Ended
	Three Months	May 9, 2006	Six Months	May 9, 2006
	Ended	Through	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Asset retirement obligation at beginning of period	$4,362,600	$—	$3,653,400	$—
Liabilities incurred from drilling wells	(147,500)	31,600	500,300	31,600
Accretion expense	57,100	900	118,500	900
Asset retirement obligation at end of period	$4,272,200	$32,500	$4,272,200	$32,500

Property and Equipment

Property and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	June 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$4,144,500	$3,619,400
Wells and related equipment	175,565,300	143,739,600
	179,709,800	147,359,000

Accumulated depletion of oil and gas properties	(12,862,100)	(3,389,400)
	$166,847,700	$143,969,600

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards

In April 2007, the FASB issued Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  The Partnership does not expect the adoption of FIN 39-1 to have a significant impact on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement.  SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. SFAS 157 is effective beginning January 1, 2008.  The Partnership is currently evaluating the impact of the adoption of SFAS 157 on its financial position and results of operations.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and six months ended June 30, 2007 were $92,000 and $167,200, respectively.  Administrative costs incurred for the period ended June 30, 2006 were $400.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $285 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and six months ended June 30, 2007 were $349,800 and $635,500, respectively.  Well supervision fees incurred for the period ended June 30, 2006 were $1,600.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and six months ended June 30, 2007 were $1,358,500 and $2,141,500, respectively.  Transportation fees incurred for the period ended June 30, 2006 were $1,100.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Adjusted asset contributions from the MGP which are reported in the Partnership's Statements of Cash Flows as a non-cash activity for the six months ended June 30, 2007 and the period ended June 30, 2006 were $6,154,100 and $3,634,400, respectively.

•
As of June 30, 2007, the Partnership has funded $147,513,100 to the MGP for well drilling contracts of which $143,009,400 has been spent to date on well drilling costs and the remaining balance of $4,503,700 is shown as part of Accounts receivable-affiliate, due from the MGP, on the Partnership's Balance Sheet.

The MGP performs all administrative and management functions for the Partnership including billing revenues and paying expenses.  Accounts receivable – affiliate on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

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

NOTE 4 – COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from non-owner sources that, under accounting principles generally accepted in the United States of America, have not been recognized in the calculation of net income.  For the Partnership this includes only changes in the fair value of unrealized hedging gains and losses.  Comprehensive income for the Partnership is as follows for the periods indicated:

		Period Ended		Period Ended
	Three Months	May 9, 2006	Six Months	May 9, 2006
	Ended	Through	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net earnings	$3,249,800	$13,400	$4,596,100	$13,400
Other comprehensive (loss) income:
Unrealized holding gain (loss) on hedging contracts	1,636,700	—	(1,204,200)	—
Less: reclassification adjustment for gains realized in net earnings	(946,900)	—	(1,675,800)	—
	689,800	—	(2,880,000)	—
Comprehensive income	$3,939,600	$13,400	$1,716,100	$13,400

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS

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

Atlas Energy, on behalf of the Partnership, formally documents all relationships between hedging instruments and the items being hedged, including the Partnership’s risk management objective and strategy for undertaking the hedging transactions.  This includes matching the natural gas futures and options contracts to the forecasted transactions.  The Partnership assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in the fair value of hedged items.  Historically these contracts have qualified and were designated as cash flow hedges and recorded at their fair values.  Derivatives are recorded on the Balance Sheets as assets and liabilities at fair value.  Gains or losses on future contracts are determined as the difference between the contract price and a reference price, generally prices on NYMEX.  Changes in fair value are recognized in Partners’ Capital as Accumulated other comprehensive income (loss) and recognized within the Statements of Net Earnings in the month the hedged gas is settled.  If it is determined that a derivative is not highly effective as a hedge or it has ceased to be a highly effective hedge, due to the loss of correlation between changes in gas reference prices under a hedging instrument and actual gas prices, the Partnership will discontinue hedge accounting for the derivative and subsequent changes in fair value for the derivative will be recognized immediately into earnings.

At June 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 13,755,000 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through June 30, 2012 at an average settlement price of $8.23 per Dth. At June 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $795,400.  Of the $795,400 net gain in Accumulated other comprehensive income (loss) at June 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $2,840,800 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $2,045,400 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $946,900 and $1,675,800 for the three month and six month periods ended June 30, 2007, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months and six months ended June 30, 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

As of June 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	June 30,	(1)	(per MMBTU)	(2)

	2008	3,376,700	$8.682	$2,782,000
	2009	3,302,200	$8.533	(20,100)
	2010	2,557,300	$8.053	(786,900)
	2011	1,427,600	$7.524	(781,900)
	2012	496,600	$7.365	(197,200)
				$995,900

Costless Collars
					Fair Value
Company	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	June 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	186,200	$7.500	$79,400
	2008	Calls sold	186,200	$8.600	—
	2008	Puts purchased	161,400	$7.500	—
	2008	Calls sold	161,400	$9.400	(20,600)
	2009	Puts purchased	161,400	$7.500	—
	2009	Calls sold	161,400	$9.400	(23,000)
	2010	Puts purchased	297,900	$7.750	—
	2010	Calls sold	297,900	$8.750	(76,500)
	2011	Puts purchased	297,900	$7.750	400
	2011	Calls sold	297,900	$8.750	—
	2011	Puts purchased	744,900	$7.500	—
	2011	Calls sold	744,900	$8.450	(176,900)
	2012	Puts purchased	744,900	$7.500	16,700
	2012	Calls sold	744,900	$8.450	—
					$(200,500)

				Net Asset	$795,400
__________________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
June 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	June 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$4,823,000	$4,823,000	$3,985,800	$3,985,800
	$4,823,000	$4,823,000	$3,985,800	$3,985,800
Liabilities
Derivative instruments	$(4,027,600)	$(4,027,600)	$(310,400)	$(310,400)
	$795,400	$795,400	$3,675,400	$3,675,400

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

General

We were formed as a Delaware limited partnership on May 9, 2006, with Atlas Resources, LLC as our Managing General Partner, or MGP to drill natural gas development wells.  We drilled and currently operate wells located in western Pennsylvania, Ohio and Tennessee. We have no employees and rely on our MGP for management which, in turn relies on its parent company, Atlas Energy Resources, LLC or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

		Period Ended		Period Ended
	Three Months	May 9, 2006	Six Months	May 9, 2006
	Ended	Through	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Production revenues (in thousands):
Gas	$10,522	$31	$17,476	$31
Oil	$119	$—	$184	$—
Total	$10,641	$31	$17,660	$31

Production volumes:
Gas (mcf/day) (2)	12,824	78	10,905	78
Oil (bbls/day) (2)	23	—	18	—
Total (mcfe/day) (2)	12,962	78	11,013	78

Average sales prices:
Gas (per mcf) (1) (2)	$9.02	$7.89	$8.85	$7.89
Oil (per bbl) (2)	$57.99	$—	$56.46	$—

Average production costs:
As a percent of sales	19%	9%	19%	9%
Per mcfe (2)	$1.72	$.68	$1.64	$.68

Depletion per mcfe	$4.40	$3.40	$4.75	$3.40
_____________

(1)
The average sales price per mcf before the effects of hedging was $8.21 and $7.89 for the three months ended June 30, 2007 and the period ended June 30, 2006, respectively; and $8.00 and $7.89 for the six months ended June 30, 2007 and the period ended June 30, 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $10,522,700 and $31,300 for the three months ended June 30, 2007 and the period ended June 30, 2006, respectively, an increase of $10,491,400 (33,519%).  This increase was due to an increase in the average sales price we received for our natural gas to $9.02 for the three months ended June 30, 2007 as compared to $7.89 for the period ended June 30, 2006, an increase of $1.13 per mcf (14%) and an increase in production volumes to 12,824 mcf per day for the three months ended June 30, 2007 from 78 mcf per day for the period ended June 30, 2006, an increase of 12,746 mcf per day (16,341%).  The $10,491,400 increase in gas revenue for the three months ended June 30, 2007 as compared to the prior year period was attributable to a $9,176,300 increase in production volumes and a $1,315,100 increase in natural gas sale prices.  The overall increase in gas production volumes for the three months ended June 30, 2007 resulted from a majority of our wells being on-line for a full year as compared to the prior year similar period.

Our natural gas revenues were $17,475,600 and $31,300 for the six months ended June 30, 2007 and the period ended June 30, 2006, respectively, an increase of $17,444,300 (55,733%).  This increase was due to an increase in the average sales price we received for our natural gas to $8.85 for the six months ended June 30, 2007 as compared to $7.89 for the period ended June 30, 2006, an increase of $.96 per mcf (12%) and an increase in production volumes to 10,905 mcf per day for the six months ended June 30, 2007 from 78 mcf per day for the period ended June 30, 2006, an increase of 10,827 mcf per day (13,881%).  The $17,444,300 increase in gas revenue for the six months ended June 30, 2007 as compared to the prior year period was attributable to a $15,542,300 increase in production volumes and a $1,902,000 increase in natural gas sale prices.  The overall increase in gas production volumes for the six months ended June 30, 2007 resulted from a majority of our wells being on-line for a full year as compared to the prior year similar period.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $118,700 and $184,300 for the three and six months ended June 30, 2007.  There was no revenue for the period ended June 30, 2006.

Expenses.  Production expenses were $2,026,100 and $2,700 for the three months ended June 30, 2007 and the period ended June 30, 2006, respectively, an increase of $2,023,400 (74,941%).  Production expenses were $3,276,400 and $2,700 for the six months ended June 30, 2007 and the period ended June 30, 2006, respectively, an increase of $3,273,700 (121,248%).  These increases were primarily attributable to increases in transportation fees and well supervision fees due to a majority of our wells being on-line for a full year as compared to the prior year period.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 49% and 43% for the three months ended June 30, 2007 and the period ended June 30, 2006, respectively; and 54% and 43% for the six months ended June 30, 2007 and the period ended June 30, 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended June 30, 2007 and the period ended June 30, 2006, were $131,500 and $800, respectively, an increase of $130,700 (16,338%).  For the six months ended June 30, 2007 and the period ended June 30, 2006, these expenses were $225,600 and $800, respectively, an increase of $224,800 (28,100%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher administrative fess and third-party fees for services charged as compared to the prior year period, due to a majority of our wells being on-line for a full year.

Liquidity and Capital Resources

Cash provided by operating activities decreased $8,726,000 in the six months ended June 30, 2007 to $9,706,200 as compared to $18,432,200 for the period ended June 30, 2006.  This decrease was primarily due to an increase in net earnings before depletion and accretion of $14,159,500 offset by a decrease in accounts receivable-affiliate of $22,889,100 for the current period as compared to the prior year period.

Cash used in investing activities was $18,432,200 for the period ended June 30, 2006.  This was entirely due to well drilling costs paid to our MGP.

Cash used in financing activities was $8,698,000 during the six months ended June 30, 2007.  This was entirely due to distributions.

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

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions.  Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of revenues to the investor partners (August 2006).  Since inception of the program, the MGP has not been required to subordinate any of its revenues to its limited partners.

Recently Issued Financial Accounting Standards

In April 2007, the Financial Accounting Standards Board or FASB issued FASB Interpretation No. 39-1, amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, (“FIN 39-1”).  FIN 39-1 amends FIN 39, which allows an entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.  FIN 39-1 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of FIN 39-1 to have a significant impact on our financial position or results of operations.

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

Atlas America Public #15-2006 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: August 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: August 14, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: August 14, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer