Form 10QSB
period 2007-09-30
Atlas America Public #15-2006 (B) L.P.
filed 2007-11-09
CIK 1357361

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10 QSB

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2007 and December 31, 2006	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2007,
	for the Three Months ended September 30, 2006 and the Period May 9, 2006 through September
	30, 2006	4

	Statement of Partners’ Capital Accounts for the Nine Months ended September 30, 2007	5

	Statements of Cash Flows for the Nine Months ended September 30, 2007 and the Period May 9,
	2006 through September 30, 2006	6

	Notes to Financial Statements	7-13

Item 2:	Management’s Discussion and Analysis of Financial Condition or Plan of Operations	13-17

Item 3:	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 6:	Exhibits	17

SIGNATURES		18

CERTIFICATIONS		19-22

PART I

ITEM 1.                      FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,807,700	$1,305,800
Accounts receivable-affiliate	11,360,400	33,834,200
Short-term hedge receivable due from affiliate	2,881,800	2,139,100
Total current assets	17,049,900	37,279,100

Oil and gas properties, net	163,858,300	143,969,600
Long-term hedge receivable due from affiliate	1,540,200	1,846,700
	$182,448,400	$183,095,400

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$26,200	$18,000
Short-term hedge liability due to affiliate	462,600	13,300
Total current liabilities	488,800	31,300

Asset retirement obligation	4,331,300	3,653,400
Long-term hedge liability due to affiliate	2,137,300	297,100

Partners’ capital:
Managing general partner	34,591,500	27,715,500
Investor partners (14,772.60 units)	139,077,400	147,722,700
Accumulated other comprehensive income	1,822,100	3,675,400
Total partners' capital	175,491,000	179,113,600
	$182,448,400	$183,095,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENTS OF NET EARNINGS
FOR THE THREE MONTHS AND NINE MONTHS ENDED September 30, 2007,
FOR THE THREE MONTHS ENDED September 30, 2006 AND THE PERIOD
May 9, 2006 (DATE OF FORMATION) THROUGH September 30, 2006
(Unaudited)

	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Natural gas and oil	$11,231,900	$1,478,800	$28,891,800	$1,510,100
Interest income	11,200	—	40,600	—
Total revenues	11,243,100	1,478,800	28,932,400	1,510,100

COSTS AND EXPENSES:
Production	2,051,900	214,600	5,328,300	217,300
Depletion	5,786,500	704,200	15,259,200	717,700
Accretion of asset retirement obligation	59,100	73,200	177,600	74,100
General and administrative	142,100	24,600	367,700	25,400
Total expenses	8,039,600	1,016,600	21,132,800	1,034,500
Net earnings	$3,203,500	$462,200	$7,799,600	$475,600

Allocation of net earnings:
Managing general partner	$2,177,800	$317,800	$5,579,700	$325,400
Investor partners	$1,025,700	$144,400	$2,219,900	$150,200
Net earnings per investor partnership unit	$69	$9	$150	$10

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF PARTNERS’ CAPITAL ACCOUNTS
FOR THE NINE MONTHS ENDED
September 30, 2007
(Unaudited)

			Accumulated
	Managing		Other
	General	Investor	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2007	$27,715,500	$147,722,700	$3,675,400	$179,113,600

Participation in revenues and expenses:
Net production revenues	8,063,400	15,500,100	—	23,563,500
Interest income	13,900	26,700	—	40,600
Depletion	(2,311,000)	(12,948,200)	—	(15,259,200)
General and administrative	(125,800)	(241,900)	—	(367,700)
Accretion of asset retirement obligation	(60,800)	(116,800)	—	(177,600)
Net earnings	5,579,700	2,219,900	—	7,799,600

Other comprehensive loss	—	—	(1,853,300)	(1,853,300)

MGP adjusted asset contributions	6,948,600	—	—	6,948,600

Distributions to partners	(5,652,300)	(10,865,200)	—	(16,517,500)

Balance at September 30, 2007	$34,591,500	$139,077,400	$1,822,100	$175,491,000

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 2007,
AND THE PERIOD May 9, 2006 (DATE OF FORMATION)
THROUGH September 30, 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net earnings	$7,799,600	$475,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	15,259,200	717,700
Accretion of asset retirement obligation	177,600	74,100
Increase in accounts receivable – affiliate	(5,225,200)	(1,274,600)
Increase in accrued liabilities	8,200	7,200
Net cash provided by operating activities	18,019,400	—

Cash flows from financing activities:
Distributions to partners	(16,517,500)	—
Net cash used in financing activities	(16,517,500)	—

Net increase in cash and cash equivalents	1,501,900	—
Cash and cash equivalents at beginning of period	1,305,800	—
Cash and cash equivalents at end of period	$2,807,700	$—

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment included in oil and gas properties	$6,423,200	$2,404,300
Lease costs included in oil and gas properties	525,400	12,709,400
Syndication and offering costs	—	17,701,600
	$6,948,600	$32,815,300

Asset retirement obligation	$500,300	$1,646,400

Additional asset contributions:
Tangible equipment and intangible drilling	$27,699,000	$65,739,400

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

The financial statements of Atlas America Public #15-2006 (B) L.P. (the “Partnership”) as of September 30, 2007 and for the three months and nine months ended September 30, 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB/A for the year ended December 31, 2006.  The results of operations for the three months and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the year ended December 31, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-KSB/A for the period ended December 31, 2006 filed with the Securities and Exchange Commission.

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

Receivables

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its purchasers' credit information.  Credit is extended on an unsecured basis to many of its energy purchasers.  At September 30, 2007 and December 31, 2006, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $6,016,000 at September 30, 2007 and $2,887,000 at December 31, 2006, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated are as follows:

				Period Ended
	Three Months	Three Months	Nine Months	May 9, 2006
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Asset retirement obligation at beginning of period	$4,272,200	$32,500	$3,653,400	$—
Liabilities incurred from drilling wells	—	1,614,800	500,300	1,646,400
Accretion expense	59,100	73,200	177,600	74,100
Asset retirement obligation at end of period	$4,331,300	$1,720,500	$4,331,300	$1,720,500

Property and Equipment

Property and equipment are stated at cost.  Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives.  Maintenance and repairs are expensed as incurred.  Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2007	2006
Mineral interest in properties:
Proved properties	$4,144,800	$3,619,400
Wells and related equipment	178,362,100	143,739,600
	182,506,900	147,359,000

Accumulated depletion of oil and gas properties	(18,648,600)	(3,389,400)
	$163,858,300	$143,969,600

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
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

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under the Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month.  Administrative costs incurred for the three months and nine months ended September 30, 2007 were $102,000 and $269,200, respectively.  Administrative costs incurred for the three months and the period ended September 30, 2006 were $15,900 and $16,300, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are currently payable at $285 per well per month for operating and maintaining the wells.  Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $387,700 and $1,023,200, respectively.  Well supervision fees incurred for the three months and the period ended September 30, 2006 were $60,200 and $61,800, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at rates ranging from $.29-$.35 per one thousand cubic feet ("Mcf") to 13% of the natural gas sales price.  Transportation fees incurred for the three months and nine months ended September 30, 2007 were $1,295,500 and $3,437,000, respectively.  Transportation fees incurred for the three months and the period ended September 30, 2006 were $138,500 and $139,600, respectively.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Asset contributions from the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the nine months ended September 30, 2007 and the period ended September 30, 2006 were $6,948,600 and $32,815,300, respectively.  Additional asset contributions which are disclosed on the Partnership's Statement of Cash Flows as a non-cash activity for the nine months ended September 30, 2007 and for the period ended September 30, 2006 were $27,699,000 and $65,739,400, respectively.

•
As of September 30, 2007, the Partnership has funded $147,513,100 to the MGP for well drilling contracts of which $145,012,000 has been spent to date on well drilling costs and the remaining balance of $2,501,100 is shown as part of Accounts receivable-affiliate, due from the MGP, on the Partnership's Balance Sheet.

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

				Period Ended
	Three Months	Three Months	Nine Months	May 9, 2006
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net earnings	$3,203,500	$462,200	$7,799,600	$475,600
Other comprehensive income:
Unrealized holding gain on hedging contracts	2,114,000	477,700	909,800	477,700
Less: reclassification adjustment for gains realized in net earnings	(1,087,300)	(21,300)	(2,763,100)	(21,300)
	1,026,700	456,400	(1,853,300)	456,400
Comprehensive income	$4,230,200	$918,600	$5,946,300	$932,000

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS

Atlas Energy, on behalf of the Partnership, from time to time enters into natural gas futures, option and collar contracts to hedge exposure to changes in natural gas prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures and options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas.

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

At September 30, 2007, Atlas Energy had allocated open natural gas futures contracts to the Partnership related to natural gas sales covering 13,284,900 dekatherms (“Dth”) (net to the Partnership) of natural gas, maturing through September 30, 2013 at an average settlement price of $8.15 per Dth. At September 30, 2007, the Partnership reflected net hedging assets on its Balance Sheets of $1,822,100.  Of the $1,822,100 net gain in Accumulated other comprehensive income (loss) at September 30, 2007, if the fair values of the instruments remain at current market values, the Partnership will reclassify $2,419,200 of net gain to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $597,100 of net losses in later periods.  Actual amounts that will be reclassified will vary as a result of future price changes.  Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership realized gains of $1,087,300 and $21,300 for the three month periods ended September 30, 2007 and 2006, respectively; and $2,763,100 and $21,300 for the nine month periods ended September 30, 2007 and 2006, respectively, in its oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments.  The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2007 and 2006 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

As of September 30, 2007, Atlas Energy had allocated to the Partnership the following natural gas hedged volumes:

Fixed Price Swaps
				Fair Value
	Twelve Month	Volumes	Average	Asset
	Period Ending	(per MMBTU)	Fixed Price	(Liability)
	September 30,	(1)	(per MMBTU)	(2)

	2008	3,061,400	$8.69	$2,299,000
	2009	2,982,300	$8.41	461,400
	2010	2,010,800	$7.87	(550,600)
	2011	1,101,400	$7.46	(462,700)
	2012	226,000	$7.37	(97,900)
				$1,649,200

Costless Collars
					Fair Value
	Twelve Month		Volumes	Average	Asset
	Period Ending	Option	(per MMBTU)	Floor & Cap	(Liability)
	September 30,	Type	(1)	(per MMBTU)	(2)

	2008	Puts purchased	84,700	$7.50	$59,100
	2008	Calls sold	84,700	$8.60	—
	2008	Puts purchased	220,300	$7.50	61,100
	2008	Calls sold	220,300	$9.40	—
	2009	Puts purchased	73,400	$7.50	—
	2009	Calls sold	73,400	$9.40	(6,000)
	2010	Puts purchased	406,700	$7.75	27,100
	2010	Calls sold	406,700	$8.75	—
	2011	Puts purchased	135,600	$7.75	(700)
	2011	Calls sold	135,600	$8.75	—
	2011	Puts purchased	1,016,700	$7.50	45,100
	2011	Calls sold	1,016,700	$8.45	—
	2012	Puts purchased	338,900	$7.50	—
	2012	Calls sold	338,900	$8.45	(4,700)
	2012	Puts purchased	1,220,000	$7.50	—
	2012	Calls sold	1,220,000	$8.45	(4,500)
	2013	Puts purchased	406,700	$7.00	—
	2013	Calls sold	406,700	$8.37	(3,600)
					$172,900

				Net Asset	$1,822,100
__________________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2007
(Unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS (Continued)

The following table sets forth the book and estimated fair values of derivative instruments at the dates indicated:

	September 30, 2007		December 31, 2006
	Book Value	Fair Value	Book Value	Fair Value
Assets
Derivative instruments	$4,422,000	$4,422,000	$3,985,800	$3,985,800
	$4,422,000	$4,422,000	$3,985,800	$3,985,800
Liabilities
Derivative instruments	$(2,599,900)	$(2,599,900)	$(310,400)	$(310,400)
	$1,822,100	$1,822,100	$3,675,400	$3,675,400

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

General

We were formed as a Delaware limited partnership on May 9, 2006, with Atlas Resources, LLC as our Managing General Partner, or MGP to drill natural gas development wells.  We drilled and currently operate wells located in western Pennsylvania, Ohio and Tennessee. We have no employees and rely on our MGP for management which, in turn relies on its parent company, Atlas Energy Resources, LLC, or Atlas Energy, for administrative services.

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

				Period Ended
	Three Months	Three Months	Nine Months	May 9, 2006
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Production revenues (in thousands):
Gas	$10,636	$1,479	$28,112	$1,510
Oil	$596	$—	$780	$—
Total	$11,232	$1,479	$28,892	$1,510

Production volumes:
Gas (mcf/day) (2)	13,468	2,285	11,769	1,487
Oil (bbls/day) (2)	97	—	45	—
Total (mcfe/day) (2)	14,050	2,285	12,039	1,487

Average sales prices:
Gas (per mcf) (1) (2)	$8.58	$7.03	$8.75	$7.05
Oil (per bbl) (2)	$66.79	$—	$64.02	$—

Average production costs:
As a percent of sales	18%	15%	18%	14%
Per mcfe (2)	$1.59	$1.02	$1.62	$1.01

Depletion per mcfe	$4.48	$3.35	$4.64	$3.35
_____________

(1)
The average sales price per mcf before the effects of hedging was $7.71 and $6.93 for the three months ended September 30, 2007 and 2006, respectively; and $7.89 and $6.95 for the nine months ended September 30, 2007 and the period ended September 30, 2006, respectively.

(2)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $10,636,200 and $1,478,800 for the three months ended September 30, 2007 and 2006, respectively, an increase of $9,157,400 (619%).  This increase was due to an increase in the average sales price we received for our natural gas to $8.58 for the three months ended September 30, 2007 as compared to $7.03 for the three months ended September 30, 2006, an increase of $1.55 per mcf (22%) and an increase in production volumes to 13,468 mcf per day for the three months ended September 30, 2007 from 2,285 mcf per day for the three months ended September 30, 2006, an increase of 11,183 mcf per day (489%).  The $9,157,400 increase in gas revenue for the three months ended September 30, 2007 as compared to the prior year period was attributable to a $7,237,300 increase in production volumes and a $1,920,100 increase in natural gas sale prices.  The overall increase in gas production volumes for the three months ended September 30, 2007 resulted from a majority of our wells being on-line as compared to the prior year similar period.

Our natural gas revenues were $28,111,800 and $1,510,100 for the nine months ended September 30, 2007 and the period ended September 30, 2006, respectively, an increase of $26,601,700 (1,762%).  This increase was due to an increase in the average sales price we received for our natural gas to $8.75 for the nine months ended September 30, 2007 as compared to $7.05 for the period ended September 30, 2006, an increase of $1.70 per mcf (24%) and an increase in production volumes to 11,769 mcf per day for the nine months ended September 30, 2007 from 1,487 mcf per day for the period ended September 30, 2006, an increase of 10,282 mcf per day (691%).  The $26,601,700 increase in gas revenue for the nine months ended September 30, 2007 as compared to the prior year period was attributable to a $21,142,400 increase in production volumes and a $5,459,300 increase in natural gas sale prices.  The overall increase in gas production volumes for the nine months ended September 30, 2007 resulted from a majority of our wells being on-line for a full year as compared to the prior period May 9, 2006 through September 30, 2006.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production.  Our oil revenues were $595,700 and $780,000 for the three months and nine months ended September 30, 2007.  There was no oil revenue for the period ended September 30, 2006.

Expenses.  Production expenses were $2,051,900 and $214,600 for the three months ended September 30, 2007 and 2006, respectively, an increase of $1,837,300 (856%).  Production expenses were $5,328,300 and $217,300 for the nine months ended September 30, 2007 and the period ended September 30, 2006, respectively, an increase of $5,111,000 (2,352%).  These increases were primarily attributable to increases in transportation fees and well supervision fees, which are affected by an increase in production volumes, due to a majority of our wells being on-line for a full year as compared to the prior period May 9, 2006 through September 30, 2006.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 52% and 48% for the three months ended September 30, 2007 and 2006, respectively; and 53% and 48% for the nine months ended September 30, 2007 and the period ended September 30, 2006, respectively.  These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of oil and gas properties.

General and administrative expenses for the three months ended September 30, 2007 and 2006, were $142,100 and $24,600, respectively, an increase of $117,500 (478%).  For the nine months ended September 30, 2007 and the period ended September 30, 2006, these expenses were $367,700 and $25,400, respectively, an increase of $342,300 (1,348%).  These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.  These increases were primarily due to higher administrative fees, due to a majority of our wells being on-line for a full year.  In addition to higher audit and tax fees as compared to the prior year period.

Liquidity and Capital Resources

Cash provided by operating activities was $18,019,400 in the nine months ended September 30, 2007.  This was primarily due to an increase in net earnings before depletion and accretion of $21,969,000 and offset by a decrease of cash received from accounts receivable affiliate of $3,950,600 for the current period as compared to the prior year period.

Cash used in financing activities was $16,517,500 during the nine months ended September 30, 2007.  This was entirely due to distributions.  There were no financing activities during the period May 9, 2006 through September 30, 2006.

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

For a detailed discussion on the application of our remaining policies critical to our business operations and other accounting policies, see Note 2 of the "Notes to Financial Statements" in our Annual Report on Form 10-KSB/A.

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

Atlas America Public #15-2006 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 9, 2007	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 9, 2007	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 9, 2007	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer