Form 10-Q
period 2008-09-30
Atlas America Public #15-2006 (B) L.P.
filed 2008-11-13
CIK 1357361

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of September 30, 2008 and December 31, 2007	3

	Statements of Net Earnings for the Three Months and Nine Months ended September 30, 2008 and 2007	4

	Statement of Changes in Partners’ Capital for the Nine Months ended September 30, 2008	5

	Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2007	6

	Notes to Financial Statements	7-14

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-19

Item 4:	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	20

Item 6:	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22-25

PART I

ITEM 1. FINANCIAL STATEMENTS

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,673,700	$2,680,200
Accounts receivable-affiliate	5,762,700	8,299,300
Short-term hedge receivable due from affiliate	1,655,900	2,492,200
Total current assets	9,092,300	13,471,700

Oil and gas properties, net	140,860,500	154,541,600
Long-term hedge receivable due from affiliate	527,600	372,600
	$150,480,400	$168,385,900

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$23,100	$23,900
Short-term hedge liability due to affiliate	128,800	58,900
Total current liabilities	151,900	82,800

Asset retirement obligation	4,235,500	4,070,700
Long-term hedge liability due to affiliate	2,150,700	3,744,200

Partners’ capital:
Managing general partner	30,581,600	35,402,400
Limited partners (14,772.60 units)	113,456,700	126,024,100
Accumulated other comprehensive loss	(96,000)	(938,300)
Total partners' capital	143,942,300	160,488,200
	$150,480,400	$168,385,900

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Natural gas and oil	$5,414,100	$11,231,900	$22,237,200	$28,891,800
Interest income	2,400	11,200	11,400	40,600
Total revenues	5,416,500	11,243,100	22,248,600	28,932,400

COSTS AND EXPENSES
Production	997,700	2,051,900	4,645,400	5,328,300
Depletion	2,675,200	5,786,500	12,047,900	15,259,200
Accretion of asset retirement obligation	60,800	59,100	164,800	177,600
General and administrative	127,900	142,100	422,200	367,700
Total expenses	3,861,600	8,039,600	17,280,300	21,132,800
Net earnings	$1,554,900	$3,203,500	$4,968,300	$7,799,600

Allocation of net earnings:
Managing general partner	$1,016,500	$2,177,800	$3,903,900	$5,579,700
Investor partners	$538,400	$1,025,700	$1,064,400	$2,219,900
Net earnings per investor partnership unit	$36	$69	$72	$150

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED
September 30, 2008
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	(Loss) Income	Total

Balance at January 1, 2008	$35,402,400	$126,024,100	$(938,300)	$160,488,200

Participation in revenues and expenses:
Net production revenues	6,019,900	11,571,900	—	17,591,800
Interest income	3,900	7,500	—	11,400
Depletion	(1,919,000)	(10,128,900)	—	(12,047,900)
General and administrative	(144,500)	(277,700)	—	(422,200)
Accretion of asset retirement obligation	(56,400)	(108,400)	—	(164,800)
Net earnings	3,903,900	1,064,400	—	4,968,300

Other comprehensive income	—	—	842,300	842,300

Assets received	(1,633,200)	—	—	(1,633,200)
			—
Distributions to partners	(7,091,500)	(13,631,800)		(20,723,300)

Balance at September 30, 2008	$30,581,600	$113,456,700	$(96,000)	$143,942,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$4,968,300	$7,799,600
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	12,047,900	15,259,200
Accretion of asset retirement obligation	164,800	177,600
Decrease (increase) in accounts receivable – affiliate	2,536,600	(5,225,200)
(Decrease) increase in accrued liabilities	(800)	8,200
Net cash provided by operating activities	19,716,800	18,019,400

Cash flows from financing activities:
Distributions to partners	(20,723,300)	(16,517,500)
Net cash used in financing activities	(20,723,300)	(16,517,500)

Net (decrease) increase in cash and cash equivalents	(1,006,500)	1,501,900
Cash and cash equivalents at beginning of period	2,680,200	1,305,800
Cash and cash equivalents at end of period	$1,673,700	$2,807,700

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by (returned to) managing general partner:
Tangible equipment	$295,300	$6,423,200
Lease costs	(400)	525,400
Intangible drilling costs	(1,928,100)	—
	$(1,633,200)	$6,948,600

Asset retirement obligation	$—	$500,300

The accompanying notes are an integral part of these financial statements

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Atlas America Public #15-2006 (B) L.P. (the "Partnership") is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 4,130 subscribers to units as Limited Partners. The Partnership was formed on May 9, 2006 to drill and operate gas wells located primarily in western Pennsylvania, Ohio and Tennessee. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008 and 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three months and nine months ended September 30, 2008 may not necessarily be indicative of the results of operations for the year ended December 31, 2008.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At September 30, 2008 and December 31, 2007, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $3,930,900 at September 30, 2008 and $5,757,100 at December 31, 2007, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
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

Oil and gas properties consist of the following at the dates indicated:	September 30,	December 31,
	2008	2007
Natural gas and oil properties:
Proved properties:
Leasehold interests	$4,221,700	$4,222,100
Wells and related equipment	182,680,500	184,313,300
	186,902,200	188,535,400

Accumulated depletion	(46,041,700)	(33,993,800)
	$140,860,500	$154,541,600

Recently Issued Financial Accounting Standards

In May 2008, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Policies ("SFAS 162"), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC's approval of the PCAOB's amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Partnership's financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership is currently evaluating whether the adoption of SFAS 161 will have an impact on its financial position or results of operations.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement was effective for the Partnership as of January 1, 2008. The Partnership adopted SFAS 159 at January 1, 2008, and has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of SFAS 159 did not impact the Partnership’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity derivative instruments which are measured at fair value within its financial statements.  See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to the Partnership’s fair value measurements.

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months and nine months ended September 30, 2008 were $104,500 and $323,200, respectively. Administrative costs incurred for the three months and nine months ended September 30, 2007 were $102,000 and $269,200, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $296 and $285 per well per month in 2008 and 2007 respectively, for operating and maintaining the wells. Well supervision fees incurred for the three months and nine months ended September 30, 2008 were $412,100 and $1,276,800, respectively. Well supervision fees incurred for the three months and nine months ended September 30, 2007 were $387,700 and $1,023,200, respectively.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally at 13% of the natural gas sales price. Transportation fees incurred for the three months and nine months ended September 30, 2008 were $628,500 and $2,428,400, respectively. Transportation fees incurred for the three months and nine months ended September 30, 2007 were $1,295,500 and $3,437,000, respectively.

•
Assets returned to the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the nine months ended September 30, 2008 were $1,633,200. Assets contributed from the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity of the nine months ended September 30, 2007 were $6,948,600.

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

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of hedging contracts related to commodity derivatives. Comprehensive income for the Partnership is as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net earnings	$1,554,900	$3,203,500	$4,968,300	$7,799,600
Other comprehensive income (loss):
Unrealized holding gains (losses) on hedging contracts	19,950,400	2,114,000	(45,600)	909,800
Less: reclassification adjustment for (gains) losses realized in net earnings	1,677,300	(1,087,300)	887,900	(2,763,100)
Total other comprehensive income (loss)	21,627,700	1,026,700	842,300	(1,853,300)
Comprehensive income	$23,182,600	$4,230,200	$5,810,600	$5,946,300

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS

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

At September 30, 2008, Atlas Energy had allocated natural gas futures contracts to the Partnership related to natural gas sales covering 7,294,400 dekatherms (“Dth”) of gas, maturing through June 30, 2013, at an average settlement price of $8.29 per Dth. In addition, Atlas Energy had allocated oil futures contracts to the Partnership related to oil sales covering 3,600 barrels (“Bbls”) of oil, maturing through April 30, 2013 at an average settlement price of $97.62 per Bbl. At September 30, 2008, the Partnership reflected a net hedge liability on its Balance Sheets of $96,000. Of the $96,000 net loss in accumulated other comprehensive loss at September 30, 2008, if the fair values of the instruments remain at current market values, the Partnership will reclassify $1,527,100 of net gains to its Statements of Net Earnings over the next twelve month period as these contracts expire, and $1,623,100 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. The Partnership realized a loss of $1,677,300 and a gain of $1,087,300 for the three month periods ended September 30, 2008 and 2007, respectively; and a loss of $887,900 and a gain of $2,763,100 for the nine month periods ended September 30, 2008 and 2007, respectively, in oil and gas revenues within its Statements of Net Earnings related to the settlement of qualifying hedge instruments. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months and nine months ended September 30, 2008 and 2007 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of September 30, 2008, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:

Natural Gas Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset
December 31,	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	496,800	$8.88	$687,400
2009	2,263,700	8.56	807,700
2010	1,691,000	8.14	(583,700)
2011	1,305,200	7.91	(594,800)
2012	876,100	8.13	(210,800)
2013	75,300	8.73	22,200
			$128,000

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(MMbtu) (1)	(per MMbtu)	(Liability) (2)

2008	Puts purchased	19,600	$7.50	$4,000
2008	Calls sold	19,600	9.40	—
2009	Puts purchased	12,100	11.00	35,800
2009	Calls sold	12,100	15.35	—
2010	Puts purchased	156,700	7.75	—
2010	Calls sold	156,700	8.75	(30,300)
2011	Puts purchased	361,700	7.50	—
2011	Calls sold	361,700	8.45	(191,100)
2012	Puts purchased	36,200	7.00	—
2012	Calls sold	36,200	8.37	(23,500)
				$(205,100)

Crude Oil Fixed Price Swaps

Production		Average	Fair Value
Period Ending	Volumes	Fixed Price	Asset
December 31,	(Bbl)	(per Bbl)	(Liability) (3)

2008	200	$103.67	$500
2009	600	99.92	(1,600)
2010	500	97.31	(3,600)
2011	400	96.43	(3,400)
2012	400	96.00	(2,900)
2013	100	95.95	(800)
			$(11,800)

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2008
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average	Fair Value
Period Ending	Option	Volumes	Floor & Cap	Asset
December 31,	Type	(Bbl)	(per Bbl)	(Liability) (3)

2008	Puts purchased	100	$85.00	$—
2008	Calls sold	100	126.44	—
2009	Puts purchased	400	85.00	—
2009	Calls sold	400	118.63	(900)
2010	Puts purchased	300	85.00	—
2010	Calls sold	300	112.92	(2,000)
2011	Puts purchased	300	85.00	—
2011	Calls sold	300	110.81	(2,000)
2012	Puts purchased	200	85.00	—
2012	Calls sold	200	110.06	(1,700)
2013	Puts purchased	100	85.00	—
2013	Calls sold	100	110.09	(500)
				$(7,100)

			Total Net Liability	$(96,000)
_____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

The fair value of the derivatives is included on the Partnership's Balance Sheets as follows:

	September 30,	December 31,
	2008	2007
Short-term hedge receivable due from affiliate	$1,655,900	$2,492,200
Long-term hedge receivable due from affiliate	527,600	372,600
Short-term hedge liability due to affiliate	(128,800)	(58,900)
Long-term hedge liability due to affiliate	(2,150,700)	(3,744,200)
	$(96,000)	$(938,300)

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
September 30, 2008
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

The Partnership uses the fair value methodology outlined in SFAS 157 to value the assets and liabilities for its outstanding derivative contracts. All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at September 30, 2008.

	Fair Value Measurements at September 30, 2008 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$(96,000)	$—

Total	$—	$(96,000)	$—

NOTE 6 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Asset retirement obligation at beginning of period	$4,174,700	$4,272,200	$4,070,700	$3,653,400
Liabilities incurred from drilling wells	—	—	—	500,300
Accretion expense	60,800	59,100	164,800	177,600
Asset retirement obligation at end of period	$4,235,500	$4,331,300	$4,235,500	$4,331,300

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Production revenues (in thousands):
Gas	$5,269	$10,636	$21,400	$28,112
Oil	$145	$596	$837	$780
Total	$5,414	$11,232	$22,237	$28,892

Production volumes:
Gas (mcf/day) (3)	5,629	13,468	8,536	11,769
Oil (bbls/day) (3)	13	97	32	45
Total (mcfe/day) (3)	5,707	14,050	8,728	12,039

Average sales prices:
Gas (per mcf) (1) (3)	$10.17	$8.58	$9.15	$8.75
Oil (per bbl) (2) (3)	$121.72	$66.79	$95.27	$64.02

Average production costs:
As a percent of revenues	18%	18%	21%	18%
Per mcfe (3)	$1.90	$1.59	$1.94	$1.62

Depletion per mcfe	$5.10	$4.48	$5.04	$4.64
_____________

(1)
The average sales price per mcf before the effects of hedging was $13.38 and $7.71 for the three months ended September 30, 2008 and 2007, respectively; and $9.52 and $7.89 for the nine months ended September 30, 2008 and 2007, respectively.

(2)	The average sales price per bbl before the effects of hedging was $137.16 and $97.64 for the three months and nine months ended September 30, 2008, respectively. There was no oil hedging in 2007.
(3)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $5,269,200 and $10,636,200 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $5,367,000 (50%). This decrease was due to a decrease in production volumes to 5,629 mcf per day for the three months ended September 30, 2008 from 13,468 mcf per day for the three months ended September 30, 2007, a decrease of 7,839 mcf per day (58%), partially offset by an increase in the average sales price we received for our natural gas to $10.17 for the three months ended September 30, 2008 as compared to $8.58 for the three months ended September 30, 2007, an increase of $1.59 per mcf (19%). The $5,367,000 decrease in natural gas revenues for the three months ended September 30, 2008 as compared to the prior year similar period was attributable to a $6,190,400 decrease in production volumes, partially offset by an $823,400 increase in natural gas sales prices, which are driven by market conditions. The overall decrease in natural gas production volumes for the three months ended September 30, 2008 resulted primarily from the normal decline inherent in the life of a well.

Our natural gas revenues were $21,399,700 and $28,111,800 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $6,712,100 (24%). This decrease was due to a decrease in production volumes to 8,536 mcf per day for the nine months ended September 30, 2008 from 11,769 mcf per day for the nine months ended September 30, 2007, a decrease of 3,233 mcf per day (27%), partially offset by an increase in the average sales price we received for our natural gas to $9.15 for the nine months ended September 30, 2008 as compared to $8.75 for the nine months ended September 30, 2007, an increase of $.40 per mcf (5%). The $6,712,100 decrease in natural gas revenues for the nine months ended September 30, 2008 as compared to the prior year similar period was attributable to a $7,646,600 decrease in production volumes, partially offset by a $934,500 increase in natural gas sales prices, which are driven by market conditions. The overall decrease in natural gas production volumes for the nine months ended September 30, 2008 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues.  We drill wells primarily to produce natural gas, rather than oil, but some wells have oil production. Our oil revenues were $144,900 and $595,700 the three months ended September 30, 2008 and 2007, respectively, a decrease of $450,800 (76%). This decrease was due to a decrease in production volumes to 13 bbls per day for the three months ended September 30, 2008 from 97 bbls per day for the three months ended September 30, 2007, a decrease of 84 bbls per day (87%), partially offset by an increase in the average sales price we received for our oil to $121.72 for the three months ended September 30, 2008 as compared to $66.79 for the three months ended September 30, 2007, an increase of $54.93 per bbl (82%). The $450,800 decrease in oil revenues for the three months ended September 30, 2008 as compared to the prior year similar period was attributable to a $516,200 decrease in production volumes, partially offset by a $65,400 increase in oil prices.

Our oil revenues were $837,500 and $780,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $57,500 (7%). This increase was due to an increase in the average sales price we received for our oil to $95.27 for the nine months ended September 30, 2008 as compared to $64.02 for the nine months ended September 30, 2007, an increase of $31.25 per bbl (49%), partially offset by a decrease in the production volumes to 32 bbls per day for the nine months ended September 30, 2008 from 45 bbls per day for the nine months ended September 30, 2007, a decrease of 13 bbls per day (29%). The $57,500 increase in oil revenues for the nine months ended September 30, 2008 as compared to the prior year similar period was attributable to a $274,700 increase in oil prices, partially offset by a $217,200 decrease in production volumes.

Expenses.  Production expenses were $997,700 and $2,051,900 for the three months ended September 30, 2008 and 2007, respectively, a decrease of $1,054,200 (51%). Production expenses were $4,645,400 and $5,328,300 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $682,900 (13%). These decreases were primarily attributable to a decrease in transportation fees, which are affected by a decrease in production volumes.

During the three months ended September 30, 2008, a correction was made to the transportation expense accrual for our Tennessee operations due to applying an incorrect transportation rate per mcf in the prior periods of the current year. The year-to-date amount of the overstatement was $335,200. As a result, transportation expense was overstated by $241,900 and $93,300 in the three months ended March 31, 2008 and June 30, 2008, respectively.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 49% and 52% for the three months ended September 30, 2008 and 2007, respectively; and 54% and 53% for nine months ended September 30, 2008 and 2007, respectively. These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

General and administrative expenses for the three months ended September 30, 2008 and 2007, were $127,900 and $142,100, respectively, a decrease of $14,200 (10%). This decrease was primarily due to a decrease in taxes and audit fees. For the nine months ended September 30, 2008 and 2007 these expenses were $422,200 and $367,700, respectively, an increase of $54,500 (15%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. This increase was primarily due to higher administrative fees, due to a majority of our wells being on-line for a full year.

Liquidity and Capital Resources

Cash provided by operating activities increased $1,697,400 in the nine months ended September 30, 2008 to $19,716,800 as compared to $18,019,400 for the nine months ended September 30, 2007. This increase was primarily due to the change in accounts receivable-affiliate that increased operating cash flows by $7,761,800, partially offset by a decrease in net earnings before depletion and accretion of $6,055,400 in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Cash used in financing activities increased $4,205,800 to $20,723,300 during the nine months ended September 30, 2008, from $16,517,500 during the nine months ended September 30, 2007. This increase was due to higher distributions to partners.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The deferral applies to nonfinancial assets and liabilities measured at fair value in a business combination; impaired properties, plant and equipment; intangible assets and goodwill; and initial recognition of asset retirement obligations. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The delay is intended to allow the FASB and its constituents the time to consider the various implementation issues associated with SFAS 157. We adopted SFAS 157 as of January 1, 2008 with respect to our commodity derivative instruments which are measured at fair value within our financial statements.  See Note 5 for disclosures pertaining to the provisions of SFAS 157 with regard to our fair value measurements.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our MGP’s management, including our MGP’s Chief Executive Officer and Chief Financial Officer, our MGP has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report and based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at the reasonable assurance level, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our MGP’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure.  There have been no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Managing General Partner is not aware of any legal proceedings filed against the Partnership.

Affiliates of the MGP and their subsidiaries are party to various routine legal proceedings arising in the ordinary course of their collective business. The MGP management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the MGP's financial condition or results of operations.

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

Atlas America Public #15-2006 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: November 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2008	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: November 13, 2008	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: November 13, 2008	By:/s/ Nancy J. McGurk
Nancy J. McGurk, Vice President, Chief Accounting Officer