Form 10-Q
period 2009-03-31
Atlas America Public #15-2006 (B) L.P.
filed 2009-05-14
CIK 1357361

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

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

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I.	FINANCIAL INFORMATION	PAGE

Item 1:	Financial Statements

	Balance Sheets as of March 31, 2009 and December 31, 2008	3

	Statements of Net Earnings for the Three Months ended March 31, 2009 and 2008	4

	Statement of Changes in Partners’ Capital for the Three Months ended March 31, 2009	5

	Statements of Cash Flows for the Three Months ended March 31, 2009 and 2008	6

	Notes to Financial Statements	7-15

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-18

Item 4:	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1:	Legal Proceedings	19

Item 6:	Exhibits	19

SIGNATURES		20

CERTIFICATIONS		21-24

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,388,300	$1,405,200
Accounts receivable-affiliate	4,196,900	5,499,600
Short-term hedge receivable due from affiliate	3,100,000	4,891,100
Total current assets	8,685,200	11,795,900

Oil and gas properties, net	49,267,200	50,453,200
Long-term hedge receivable due from affiliate	1,945,700	3,069,600
	$59,898,100	$65,318,700

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$18,700	$22,200
Short-term hedge liability due to affiliate	7,300	433,900
Total current liabilities	26,000	456,100

Asset retirement obligation	4,525,700	4,458,800
Long-term hedge liability due to affiliate	600	390,300

Partners’ capital:
Managing general partner	14,463,100	15,496,500
Limited partners (14,772.60 units)	40,899,000	43,512,500
Accumulated other comprehensive (loss) income	(16,300)	1,004,500
Total partners' capital	55,345,800	60,013,500
	$59,898,100	$65,318,700

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENTS OF NET EARNINGS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Natural gas and oil	$3,558,500	$8,973,500
Interest income	500	6,400
Total revenues	3,559,000	8,979,900

COSTS AND EXPENSES
Production	1,379,200	1,947,800
Depletion	1,157,500	5,124,500
Accretion of asset retirement obligation	66,900	43,200
General and administrative	126,100	129,000
Total expenses	2,729,700	7,244,500
Net earnings	$829,300	$1,735,400

Allocation of net earnings:
Managing general partner	$471,100	$1,537,500
Limited partners	$358,200	$197,900
Net earnings per investor partnership unit	$24	$13

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED
March 31, 2009
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income (Loss)	Total

Balance at January 1, 2009	$15,496,500	$43,512,500	$1,004,500	$60,013,500

Participation in revenues and expenses:
Net production revenues	745,700	1,433,600	—	2,179,300
Interest income	200	300	—	500
Depletion	(208,700)	(948,800)	—	(1,157,500)
General and administrative	(43,200)	(82,900)	—	(126,100)
Accretion of asset retirement obligation	(22,900)	(44,000)	—	(66,900)
Net earnings	471,100	358,200	—	829,300

Other comprehensive loss	—	—	(1,020,800)	(1,020,800)

Asset contributions	108,300	—	—	108,300

Distributions to partners	(1,612,800)	(2,971,700)	—	(4,584,500)

Balance at March 31, 2009	$14,463,100	$40,899,000	$(16,300)	$55,345,800

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net earnings	$829,300	$1,735,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	1,157,500	5,124,500
Non-cash loss on derivative value	1,077,900	—
Accretion of asset retirement obligation	66,900	43,200
Decrease in accounts receivable – affiliate	1,302,700	474,000
Decrease in accrued liabilities	(3,500)	(9,500)
Net cash provided by operating activities	4,430,800	7,367,600

Cash flows from investing activities:
Sale of equipment	136,800	—
Net cash provided by investing activities	136,800	—

Cash flows from financing activities:
Distributions to partners	(4,584,500)	(7,355,000)
Net cash used in financing activities	(4,584,500)	(7,355,000)

Net (decrease) increase in cash and cash equivalents	(16,900)	12,600
Cash and cash equivalents at beginning of period	1,405,200	2,680,200
Cash and cash equivalents at end of period	$1,388,300	$2,692,800

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by (returned to) managing general partner:
Tangible equipment	$83,200	$196,500
Intangible drilling costs	25,100	(2,008,200)
	$108,300	$(1,811,700)

The accompanying notes are an integral part of these financial statements.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Atlas America Public #15-2006 (B) L.P. (the "Partnership") is a Delaware Limited Partnership which includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner ("MGP") and Operator, and 4,134 subscribers to units as Limited Partners. The Partnership was formed on May 9, 2006 to drill and operate gas wells located primarily in western Pennsylvania, Ohio and Tennessee. The Partnership has no employees and relies on its MGP for management which, in turn, relies on its parent company, Atlas Energy Resources, LLC (NYSE:ATN), ("Atlas Energy"), for administrative services.

The financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Partnership's Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results of operations for the year ended December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In addition to matters discussed further in this note, the Partnership’s significant accounting policies are detailed in its audited financial statements and notes thereto in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

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

Accounts Receivable and Allowance for Possible Losses

In evaluating the need for an allowance for possible losses, the Partnership's MGP performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of its customers' credit information. Credit is extended on an unsecured basis to many of its energy customers. At March 31, 2009 and December 31, 2008, the Partnership's MGP’s credit evaluation indicated that the Partnership has no need for an allowance for possible losses.

Revenue Recognition

Because there are timing differences between the delivery of the Partnership’s natural gas and oil and the receipt of a delivery statement, the Partnership has unbilled revenues. These revenues are accrued based upon volumetric data from the Partnership’s records and estimates of the related transportation and compression fees which are, in turn, based upon applicable product prices. The Partnership had unbilled trade receivables of $2,948,800 at March 31, 2009 and $3,959,600 at December 31, 2008, which are included in Accounts receivable-affiliate on the Partnership's Balance Sheets.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

Oil and gas properties are recorded at cost. Depletion is based on cost less estimated salvage value primarily using the unit-of-production method over the assets’ estimated useful lives. In addition, accumulated depletion includes impairment adjustments to reflect the write-down to fair market value of the oil and gas properties. Maintenance and repairs are expensed as incurred. Major renewals and improvements that extend the useful lives of property are capitalized.

Oil and gas properties consist of the following at the dates indicated:	March 31,	December 31,
	2009	2008
Natural gas and oil properties:
Proved properties:
Leasehold interests	$4,196,500	$4,196,500
Wells and related equipment	182,991,000	183,019,500
	187,187,500	187,216,000

Accumulated depletion	(137,920,300)	(136,762,800)
	$49,267,200	$50,453,200

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”), an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Partnership adopted the provision of SFAS 161 on January 1, 2009 and its adoption resulted in additional disclosures related to its commodity derivatives (See Note 5).

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Financial Accounting Standards (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, (“FSP FAS 157-2”). FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. On January 1, 2009, the Partnership adopted SFAS No. 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. For the Partnership, the nonfinancial assets and liabilities is limited to the initial recognition of asset retirement obligations and the impairment of oil and gas properties. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. The Partnership adopted SFAS 157 as of January 1, 2008 with respect to its commodity derivative instruments which are measured at fair value within its financial statements (See Note 6).

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES

The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:

•
Administrative costs which are included in general and administrative expenses in the Partnership’s Statements of Net Earnings are payable at $75 per well per month. Administrative costs incurred for the three months ended March 31, 2009 and 2008 were $106,100 and $110,400, respectively.

•
Monthly well supervision fees which are included in production expenses in the Partnership’s Statements of Net Earnings are payable at $296 per well per month in 2009 and 2008 respectively, for operating and maintaining the wells. Well supervision fees incurred for the three months ended March 31, 2009 and 2008 were $419,400 and $436,500, respectively.

•
Transportation fees which are included in production expenses in the Partnership’s Statements of Net Earnings are generally at 13% of the natural gas sales price. Transportation fees incurred for the three months ended March 31, 2009 and 2008 were $529,100 and $1,196,300, respectively.

•
Assets contributed from the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity of the three months ended March 31, 2009 were $108,300. Assets returned to the MGP which are disclosed on the Partnership's Statements of Cash Flows as a non-cash activity for the three months ended March 31, 2008 were $1,811,700.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. “Accounts receivable-affiliate” on the Partnership's Balance Sheets represents the net production revenues due from the MGP.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 3 - TRANSACTIONS WITH ATLAS RESOURCES, LLC AND ITS AFFILIATES (Continued)

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the investor partners (March 2007). Since inception of the program, the MGP has not been required to subordinate any of its distributions to its limited partners.

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss includes net income and all other changes in equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income (loss)" and, for the Partnership, include changes in the fair value of unsettled derivative contracts accounted for as cash flow hedge. A reconciliation of the Partnership’s comprehensive loss for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2009	2008

Net earnings	$829,300	$1,735,400
Other comprehensive income (loss):
Unrealized holding losses on hedging contracts	(1,084,100)	(7,946,500)
Less: reclassification adjustment for losses (gains) realized in net earnings	63,300	(874,400)
Total other comprehensive (loss) income	(1,020,800)	8,820,900
Comprehensive loss	$(191,500)	$(7,085,500)

NOTE 5 - DERIVATIVE INSTRUMENTS

The Partnership applies the provisions of SFAS 133, which requires each derivative instrument to be recorded in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative instrument’s fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

The Partnership is exposed to certain risks relating to its ongoing business operations. The risk is managed by using derivative instruments related to commodity price risk. Forward contracts on natural gas and oil are entered into to manage the price risk associated with forecasted sales of natural gas and crude oil. In accordance with SFAS No. 133, the Partnership designates these derivatives as cash flow hedges and the derivative instruments have been recorded as either assets or liabilities at fair value in the balance sheet. The effective portion of the gain or loss on the derivative is reported as a component of other comprehensive (loss) income and reclassified to earnings in the same period during which the hedged transaction affects earnings. The following table summarizes the fair value of derivative instruments as of March 31, 2009 and December 31, 2008, as well as the gain or loss recognized for the three months ended March 31, 2009 and 2008, respectively. There were no gains or losses recognized in income for ineffective derivative instruments for the three months ended March 31, 2009 and 2008, respectively.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Fair Value of Derivative Instruments:

	Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
SFAS 133 Cash Flow	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
Hedging Relationships	Location	2009	2008	Location	2009	2008

Commodity contracts:	Current assets	$3,100,000	$4,891,100	Current liabilities	$(7,300)	$(433,900)
	Long-term assets	1,945,700	3,069,600	Long-term liabilities	(600)	(390,300)

Total derivatives under SFAS No. 133		$5,045,700	$7,960,700		$(7,900)	$824,200

Effects of Derivative Instruments on Statements of Net Earnings:

Derivatives in	Gain/(Loss) Recognized in OCI on Derivative (Effective Portion) Three Months Ended		Location of Gain/(Loss) Reclassified from Accumulated	Gain/(Loss) Reclassified from OCI into Income (Effective Portion) Three Months Ended
SFAS 133 Cash Flow	March 31,	March 31,	OCI into Income	March 31,	March 31,
Hedging Relationship	2009	2008	(Effective Portion)	2009	2008

Commodity contracts	$(1,084,100)	$(7,946,500)	Natural gas and oil revenue	$(63,300)	$874,400

Atlas Energy on behalf of the Partnership from time to time enters into natural gas and crude oil future option and collar contracts to hedge exposure to changes in natural gas prices and oil prices. At any point in time, such contracts may include regulated New York Mercantile Exchange (“NYMEX”) futures, options contracts and non-regulated over-the-counter futures contracts with qualified counterparties. NYMEX contracts are generally settled with offsetting positions, but may be settled by the delivery of natural gas. Crude oil contracts are based on a West Texas Intermediate ("WTI") index. These contracts have qualified and been designated as cash flow hedges and recorded at their fair values.

At March 31, 2009, the Partnership reflected a net hedge asset on its Balance Sheet of $5,037,800, however unrealized gains of $5,054,100 were netted with impairment charges of the Partnership’s oil and gas properties for the period ended December 31, 2008 which results in a net unrealized accumulated loss of $16,300. Of the remaining $16,300 net unrealized loss in accumulated other comprehensive loss at March 31, 2009, if the fair values of the instruments remain at current market values, the Partnership will reclassify $100,800 of net gains to its Statements of Net Earnings over the next twelve month period as these contracts settle, and $117,100 of net losses in later periods. Actual amounts that will be reclassified will vary as a result of future price changes. Ineffective hedge gains or losses are recorded within the Statements of Net Earnings while the hedge contract is open and may increase or decrease until settlement of the contract. The Partnership recognized no gains or losses during the three months ended March 31, 2009 and 2008 for hedge ineffectiveness or as a result of the discontinuance of cash flow hedges.

As of March 31, 2009, Atlas Energy had allocated to the Partnership the following natural gas and oil volumes hedged:

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	665,300	$8.24	$2,628,000
2010	545,800	8.11	1,177,100
2011	367,400	7.84	413,200
2012	260,300	8.06	270,700
2013	27,700	8.73	40,900
			$4,529,900

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu)	Asset (2)

2009	Puts purchased	3,900	$11.00	$25,800
2009	Calls sold	3,900	15.35	—
2010	Puts purchased	69,600	7.84	146,000
2010	Calls sold	69,600	9.01	—
2011	Puts purchased	147,500	7.48	152,300
2011	Calls sold	147,500	8.44	—
2012	Puts purchased	19,200	7.00	7,700
2012	Calls sold	19,200	8.32	—
2013	Puts purchased	5,400	7.00	1,200
2013	Calls sold	5,400	8.25	—
				$333,000

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl)	(per Bbl)	Asset (3)

2009	1,000	$99.73	$45,400
2010	900	97.40	33,300
2011	800	96.44	22,500
2012	600	96.00	14,500
2013	100	96.06	3,900
			$119,600

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 5 - DERIVATIVE INSTRUMENTS (Continued)

Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl)	(per Bbl)	Asset (3)

2009	Puts purchased	600	$85.00	$19,500
2009	Calls sold	600	117.48	—
2010	Puts purchased	600	85.00	15,800
2010	Calls sold	600	112.92	—
2011	Puts purchased	500	85.00	11,000
2011	Calls sold	500	110.81	—
2012	Puts purchased	400	85.00	7,200
2012	Calls sold	400	110.06	—
2013	Puts purchased	100	85.00	1,800
2013	Calls sold	100	110.09	—
				$55,300

			Total Net Asset	$5,037,800
____________

(1)	MMBTU represents million British Thermal Units.
(2)	Fair value based on forward NYMEX natural gas prices.
(3)	Fair value based on forward WTI crude oil prices.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Partnership prioritizes the inputs of the valuation techniques used to measure fair value into three levels.

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

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

All of the Partnership’s derivatives contracts are defined as Level 2. The Partnership's natural gas and crude oil derivative contracts are valued based on prices quoted on the NYMEX or WTI and adjusted by the respective counterparty using various assumptions including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments. In accordance with SFAS 157, the following table represents the Partnership's fair value hierarchy for its financial instruments at March 31, 2009.

	Fair Value Measurements at March 31, 2009 Using
	Quoted prices	Significant other	Significant
	in active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Commodity-based derivatives	$—	$5,037,800	$—

Total	$—	$5,037,800	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Partnership has certain assets and liabilities that are reported at fair value on a nonrecurring basis in its Balance Sheets. The following methods and assumptions were used to estimate fair values.

Oil and Gas Property Impairments. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership reviews its proved oil and gas properties for impairment annually or when events and circumstances indicate a possible decline in the recoverability of the carrying value of such properties. The Partnership estimates the expected future cash flows from its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Partnership will adjust the carrying amount of the oil and gas properties to their fair value in the current period. The factors used to determine fair value include, but are not limited to, estimates of reserves, future production estimates, anticipated capital expenditures, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. The Partnership recorded an impairment of $86,880,800 for the year ended December 31, 2008, however there were no impairment indicators and thus there was no impairment charge for the three months ended March 31, 2009 and 2008.

Asset Retirement Obligations. The Partnership estimates the fair value of asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors at the date of establishment for a legal obligation for an asset retirement obligation such as: amounts and timing of settlements; interest rates; and estimated inflation rates. There were no new asset retirement obligations incurred for the three months ended March 31, 2009 and 2008, respectively.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2009
(Unaudited)

NOTE 7 - ASSET RETIREMENT OBLIGATION

The Partnership accounts for the estimated plugging and abandonment costs for its oil and gas properties in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") and FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

A reconciliation of the Partnership’s liability for plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2009	2008

Asset retirement obligation at beginning of period	$4,458,800	$4,070,700
Accretion expense	66,900	43,200
Asset retirement obligation at end of period	$4,525,700	$4,113,900

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

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

Results of Operations

The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended
	March 31,
	2009	2008

Production revenues (in thousands):
Gas	$3,489	$8,540
Oil	70	434
Total	$3,559	$8,974

Production volumes:
Gas (mcf/day) (1)	5,466	10,922
Oil (bbls/day) (1)	14	55
Total (mcfe/day) (1)	5,550	11,252

Average sales prices:
Gas (per mcf) (1)	$7.09	$8.59
Oil (per bbl) (1)	$53.33	$86.22

Average production costs:
As a percent of revenues	39%	22%
Per mcfe (1)	$2.76	$1.90

Depletion per mcfe	$2.32	$5.00
_____________

(1)	“Mcf” means thousand cubic feet, “mcfe” means thousand cubic feet equivalent and “bbls” means barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

Natural Gas Revenues.  Our natural gas revenues were $3,488,900 and $8,540,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $5,051,100 (59%). This decrease was due to a decrease in production volumes to 5,466 mcf per day for the three months ended March 31, 2009 from 10,922 mcf per day for the three months ended March 31, 2008, a decrease of 5,456 mcf per day (50%) and a decrease in the average sales price we received for our natural gas to $7.09 per mcf for the three months ended March 31, 2009 as compared to $8.59 per mcf for the three months ended March 31, 2008, a decrease of $1.50 per mcf (17%). The $5,051,100 decrease in natural gas revenues for the three months ended March 31, 2009 as compared to the prior year similar period was attributable to a $4,313,200 decrease in production volumes and a $737,900 decrease in natural gas sales prices after the effect of financial hedges, which are driven by market conditions. The overall decrease in natural gas production volumes for the three months ended March 31, 2009 resulted primarily from the normal decline inherent in the life of a well.

Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $69,600 and $433,500 the three months ended March 31, 2009 and 2008, respectively, a decrease of $363,900 (84%). This decrease was due to a decrease in production volumes to 14 bbls per day for the three months ended March 31, 2009 from 55 bbls per day for the three months ended March 31, 2008, a decrease of 41 bbls per day (75%) and a decrease in the average sales price we received for our oil to $53.33 per bbl for the three months ended March 31, 2009 as compared to $86.22 per bbl for the three months ended March 31, 2008, a decrease of $32.89 per bbl (38%). The $363,900 decrease in oil revenues for the three months ended March 31, 2009 as compared to the prior year similar period was attributable to a $321,100 decrease in production volumes and a $42,800 decrease in oil prices.

Expenses.  Production expenses were $1,379,200 and $1,947,800 for the three months ended March 31, 2009 and 2008, respectively, a decrease of $568,600 (29%). This decrease was primarily attributable to a decrease in transportation fees, which are affected by a decrease in production volumes.

Depletion of oil and gas properties as a percentage of oil and gas revenues were 33% and 57% for the three months ended March 31, 2009 and 2008, respectively. These percentage changes are directly attributable to revenues, oil and gas reserve quantities, product prices, production volumes and changes in the depletable cost basis of our oil and gas properties.

General and administrative expenses for the three months ended March 31, 2009 and 2008, were $126,100 and $129,000, respectively, a decrease of $2,900 (2%). This decrease was primarily due to a decrease in taxes and audit fees. These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP.

Liquidity and Capital Resources

Cash provided by operating activities decreased $2,936,800 in the three months ended March 31, 2009 to $4,430,800 as compared to $7,367,600 for the three months ended March 31, 2008. This decrease was due to a decrease in net earnings before depletion and accretion of $4,849,400 and an increase of a net non-cash loss on derivative values of $1,077,900. In addition, the change in accounts receivable –affiliate increased operating cash flows by $828,700 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Cash provided by investing activities was $136,800 for the three months ended March 31, 2009. There were proceeds from sale of equipment of $136,800.

Cash used in financing activities decreased $2,770,500 to $4,584,500 during the three months ended March 31, 2009, from $7,355,000 during the three months ended March 31, 2008. This decrease was due to lower distributions to partners.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to our asset retirement obligations, depletion and certain accrued receivables and liabilities. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within “Notes to Financial Statements” in Part I, Item 1, “Financial Statements” in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Subordination by Managing General Partner

Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of net production revenues of the Partnership to provide a distribution to the limited partners equal to at least 10% of their agreed subscriptions. Subordination is determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution of net revenues to the investor partners (March 2007). Since inception of the program, the MGP has not been required to subordinate any of its distributions to its limited partners.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS 161, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133 and how the hedges affect the entity’s financial position, financial performance, and cash flows. We adopted the provision of SFAS 161 on January 1, 2009 and its adoption resulted in additional disclosures related to its commodity derivatives (See Note 5).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 addresses the need for increased consistency in fair value measurements, defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a framework for measuring fair value and expands disclosure requirements. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," 157-2, or FSP FAS 157-2. FSP FAS 157-2, which was effective upon issuance, delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. On January 1, 2009 we adopted SFAS No. 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. Our nonfinancial assets and liabilities is limited to the initial recognition of asset retirement obligations and the impairment of oil and gas properties. FSP FAS 157-2 also covers interim periods within the fiscal years for items within its scope. We adopted SFAS 157 as of January 1, 2008 with respect to our commodity derivative instruments which are measured at fair value within our financial statements (See Note 6).

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Securities and Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the MGP’s management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, the MGP’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the MGP’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of the chief executive officer and chief financial officer, the MGP has carried out an evaluation of the effectiveness of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Partnership’s disclosure controls and procedures are effective at the reasonable assurance level at March 31, 2009.

There have been no changes in the Partnership’s internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

Atlas America Public #15-2006 (B) L.P.

Atlas Resources, LLC, Managing General Partner

Date: May 14, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive Officer
and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 14, 2009	By:/s/ Freddie M. Kotek
Freddie M. Kotek, Chairman of the Board of Directors, Chief Executive
Officer and President

Date: May 14, 2009	By:/s/ Matthew A. Jones
Matthew A. Jones, Chief Financial Officer

Date: May 14, 2009	By:/s/ Sean P. McGrath
Sean P. McGrath, Chief Accounting Officer