Form 10-Q
period 2010-09-30
Atlas America Public #15-2006 (B) L.P.
filed 2010-11-12
CIK 1357361

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
(A Delaware Limited Partnership)
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS AMERICA PUBLIC #15-2006(B) L.P.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,400	$728,600
Accounts receivable-affiliate	2,765,200	2,881,200
Short-term hedge receivable due from affiliate	2,897,800	1,896,500

Total current assets	5,667,400	5,506,300

Oil and gas properties, net	42,538,800	46,184,800
Long-term hedge receivable due from affiliate	3,044,200	1,560,900

	$51,250,400	$53,252,000

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accrued liabilities	$78,100	$111,500
Short-term hedge liability due to affiliate	6,900	22,900

Total current liabilities	85,000	134,400

Asset retirement obligation	5,381,400	5,149,700
Long-term hedge liability due to affiliate	496,300	236,400

Partners’ capital:
Managing general partner	10,694,200	12,081,600
Limited partners (14,772.60 units)	30,480,100	34,752,000
Accumulated other comprehensive income	4,113,400	897,900

Total partners’ capital	45,287,700	47,731,500

	$51,250,400	$53,252,000

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Natural gas and oil	$2,360,000	$2,411,700	$7,765,500	$8,537,000
Interest income	100	300	500	1,100

Total revenues	2,360,100	2,412,000	7,766,000	8,538,100

COSTS AND EXPENSES
Production	1,009,400	1,062,700	3,095,500	3,526,700
Depletion	1,130,500	910,700	3,664,700	3,097,800
Accretion of asset retirement obligation	77,200	66,800	231,700	200,600
General and administrative	116,100	136,600	374,300	383,500

Total expenses	2,333,200	2,176,800	7,366,200	7,208,600

Net earnings	$26,900	$235,200	$399,800	$1,329,500

Allocation of net (loss) earnings:
Managing general partner	$181,200	$187,000	$690,700	$915,100

Limited partners	$(154,300)	$48,200	$(290,900)	$414,400

Net (loss) earnings per limited partnership unit	$(10)	$3	$(20)	$28

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED
September 30, 2010
(Unaudited)

			Accumulated
	Managing		Other
	General	Limited	Comprehensive
	Partner	Partners	Income	Total

Balance at January 1, 2010	$12,081,600	$34,752,000	$897,900	$47,731,500

Participation in revenues and expenses:
Net production revenues	1,552,800	3,117,200	—	4,670,000
Interest income	200	300	—	500
Depletion	(660,700)	(3,004,000)	—	(3,664,700)
Accretion of asset retirement obligation	(77,100)	(154,600)	—	(231,700)
General and administrative	(124,500)	(249,800)	—	(374,300)

Net earnings (loss)	690,700	(290,900)	—	399,800

Other comprehensive income	—	—	3,215,500	3,215,500

Asset contributions	9,200	—	—	9,200

Subordination	(958,100)	958,100	—	—

Distributions to partners	(1,129,200)	(4,939,100)	—	(6,068,300)

Balance at September 30, 2010	$10,694,200	$30,480,100	$4,113,400	$45,287,700

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$399,800	$1,329,500
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion	3,664,700	3,097,800
Non-cash loss on derivative value	974,800	3,108,700
Accretion asset retirement obligation	231,700	200,600
Decrease in accounts receivable — affiliate	116,000	1,746,400
(Decrease) increase in accrued liabilities	(33,400)	17,600

Net cash provided by operating activities	5,353,600	9,500,600

Cash flows from investing activities:
Proceeds from sale of tangible equipment	1,100	136,800
Purchase of tangible equipment	(10,600)	—

Net cash (used in) provided by investing activities	(9,500)	136,800

Cash flows from financing activities:
Distributions to partners	(6,068,300)	(11,042,300)

Net cash used in financing activities	(6,068,300)	(11,042,300)

Net decrease in cash and cash equivalents	(724,200)	(1,404,900)
Cash and cash equivalents at beginning of period	728,600	1,405,200

Cash and cash equivalents at end of period	$4,400	$300

Supplemental schedule of non-cash investing and financing activities:

Assets contributed by managing general partner:
Tangible equipment	$—	$83,200
Intangible drilling costs	9,200	25,100

	$9,200	$108,300

See accompanying notes to financial statements.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
Atlas America Public #15-2006 (B) L.P. (the “Partnership”) is a Delaware Limited Partnership which operates gas wells located primarily in western Pennsylvania, Ohio, and Tennessee. The Partnership includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and operator, and 4,141 Limited Partners. The MGP is a wholly-owned subsidiary of Atlas Energy Resources, LLC (“ATN”), an independent developer and producer of natural gas and oil, with operations in the Appalachian, Michigan and Illinois Basin. ATN is a wholly-owned subsidiary of Atlas Energy, Inc. (NASDAQ: ATLS).
The accompanying financial statements, which are unaudited except that the balance sheet at December 31, 2009 is derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States of America for interim reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the Partnership’s financial position, results of operations and cash flows for the periods disclosed have been made. Management has considered for disclosure any material subsequent events through the date the financial statements were issued. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine month periods ended September 30, 2010 may not necessarily be indicative of the results of operations for the full year ending December 31, 2010.
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
The natural gas industry principally conducts its business by processing actual transactions as much as 60 days after the month of delivery. Consequently, the most recent two months’ financial results were recorded using estimated volumes and contract market prices. Differences between estimated and actual amounts are recorded in the following month’s financial results. Management believes that the operating results presented for the three and nine months ended September 30, 2010 and 2009 represent actual results in all material respects (see “Revenue Recognition” accounting policy for further description).
Fair Value of Financial Instruments
The carrying amounts of the Partnership’s cash and receivables approximate fair values because of the short maturities of these instruments.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
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
The Partnership’s depletion expense is determined on a field-by-field basis using the units-of-production method. Depletion rates for lease, well and related equipment costs are based on proved developed reserves associated with each field. Depletion rates are determined based on reserve quantity estimates and the capitalized costs of developed producing properties. Upon the sale or retirement of a complete field of a proved property, the Partnership eliminates the cost from the property accounts and the resultant gain or loss is reclassified to the Partnership’s statements of operations. Upon the sale of an individual well, the Partnership credits the proceeds to accumulated depreciation and depletion within its balance sheets.
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
The determination of oil and natural gas reserve estimates is a subjective process and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results.
There were no impairments of proved oil and gas properties recorded by the Partnership for the three and nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Working Interest
The Partnership agreement establishes that revenues and expenses will be allocated to the MGP and limited partners based on their ratio of capital contributions to total contributions (“the working interest”). The MGP is also provided an additional working interest of 7% as provided in the Partnership Agreement. Due to the time necessary to complete drilling operations and accumulate all drilling costs, estimated working interest percentage ownership rates are utilized to allocate revenues and expenses until the wells are completely drilled and turned on-line into production. Once the wells are completed, the final working interest ownership of the partners is determined and any previously allocated revenues and expenses based on the estimated working interest percentage ownership are adjusted to conform to the final working interest percentage ownership.
Revenue Recognition
The Partnership generally sells natural gas and crude oil at prevailing market prices. Revenue is recognized when produced quantities are delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable. Revenues from the production of natural gas and crude oil in which the Partnership has an interest with other producers are recognized on the basis of the Partnership’s percentage ownership of working interest. Generally, the Partnership’s sales contracts are based on pricing provisions that are tied to a market index with certain adjustments based on proximity to gathering and transmission lines and the quality of its natural gas.
The Partnership accrues unbilled revenue due to timing differences between the delivery of natural gas and crude oil and the receipt of a delivery statement. These revenues are recorded based upon volumetric data from the Partnership’s records and management estimates of the related commodity sales and transportation fees which are, in turn, based upon applicable product prices (see “Use of Estimates” accounting policy for further description). The Partnership had unbilled revenues at September 30, 2010 and December 31, 2009 of $1,566,800 and $2,105,100, respectively, which are included in accounts receivable — affiliate within the Partnership’s balance sheets.
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

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss) (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net earnings	$26,900	$235,200	$399,800	$1,329,500
Other comprehensive income (loss):
Unrealized holding gains (losses) on hedging contracts	1,913,400	289,500	4,602,100	(584,800)
Less: reclassification adjustment for gains realized in net earnings	(425,200)	(480,900)	(1,386,600)	(861,000)

Total other comprehensive income (loss)	1,488,200	(191,400)	3,215,500	(1,445,800)

Comprehensive income (loss)	$1,515,100	$43,800	$3,615,300	$(116,300)

Recently Adopted Accounting Standards
In August 2010, the FASB issued Accounting Standards Update 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules” (“Update 2010-21”). Update 2010-21 codified minor language changes to the Accounting Standards Codification (“ASC”) related to various SEC rules and schedules. As Update 2010-21 serves only to clarify an accounting language in the ASC, the FASB did not provide a required adoption date. The Partnership adopted the requirements of Update 2009-21 on September 30, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.
In April 2010, the FASB issued Accounting Standards Update 2010-14, “Accounting for Extractive Industries — Oil & Gas: Amendments to Paragraph 932-10-S99-1” (“Update 2010-14”). Update 2010-14 provides amendments to add the SEC’s Regulation S-X Rule 4-10, “Financial Accounting and Reporting for Oil and Gas Producing Activities Pursuant to the Federal Securities Laws and the Energy Policy and Conservation Act of 1975” (“S-X Rule 4-10”) to ASC Topic 932 “Extractive Activities — Oil and Gas”. S-X Rule 4-10 was included in the SEC’s Final Rule, “Modernization of Oil and Gas Reporting, which became effective January 1, 2010. As Update 2010-14 only served to align the FASB’s ASC Topic 932 with the SEC’s S-X Rule 4-10, the Partnership’s adoption did not have a material impact on its financial position, results of operations or related disclosures.
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
September 30, 2010
(Unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Adopted Accounting Standards (Continued)
In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurement and Disclosures (Topic (820) — Improving Disclosures about Fair Value Measurement” (“Update 2010-06”). Update 2010-06 clarifies and requires new disclosures about the transfer of amounts between Level 1 and Level 2, as well as significant transfers in and out of Level 3. In addition, for Level 2 and Level 3 measurements, Update 2010-06 requires additional disclosure about the valuation technique used or any changes in technique. Update 2010-06 also clarifies that entities must disclose fair value measurements by classes of assets and liabilities, based on the nature and risks of the assets and liabilities. The requirements of Update 2010-06 are effective at the start of a reporting entity’s first fiscal year beginning after December 15, 2009 (January 1, 2010 for the Partnership). The Partnership applied the requirements of Update 2010-06 upon its adoption on January 1, 2010, and it did not have a material impact on its financial position, results of operations or related disclosures.
Recently Issued Accounting Standards
In July 2010, the FASB issued Accounting Standards Update 2010-20, “Receivables — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“Update 2010-20”). Update 2010-20 provides enhanced disclosure requirements for allowance for credit losses and the credit quality of financing receivables to assist financial statement users in assessing credit risk exposures and evaluating the adequacy of the allowance for credit losses. This amendment requires disclosures on a disaggregated basis that will further facilitate the evaluation of the nature of credit risk inherent in an entity’s financing receivables, how the risks are analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for such changes in the allowance for credit losses. This amendment also requires disclosure of credit quality indicators, past due information, a roll-forward schedule of the allowance for credit losses, and any modifications to financing receivables. The requirements of Update 2010-20 are effective at the end of a reporting entity’s first annual or quarterly reporting period ending after December 15, 2010 (December 31, 2010 for the Partnership). The Partnership will apply the requirements of Update 2010-20 upon its adoption on December 31, 2010 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.
In March 2010, the FASB issued Accounting Standards Update 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives” (“Update 2010-11”). Update 2010-11 provides clarification with regard to the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption — one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The requirements of Update 2010-11 are effective at the start of a reporting entity’s first fiscal year beginning after June 15, 2010 (January 1, 2011 for the Partnership). The Partnership will apply the requirements of Update 2010-11 upon its adoption on January 1, 2011 and does not expect it to have a material impact on its financial position, results of operations or related disclosures.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 3 — OIL AND GAS PROPERTIES
The following is a summary of oil and gas properties:

	September 30,	December 31,
	2010	2009

Natural gas and oil properties:
Proved properties:
Leasehold interests	$4,196,500	$4,196,500
Wells and related equipment	183,433,100	183,414,400

	187,629,600	187,610,900

Accumulated depletion	(145,090,800)	(141,426,100)

	$42,538,800	$46,184,800

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
The estimated liability is based on the MGP’s historical experience in plugging and abandoning wells, estimated remaining lives of those wells based on reserve estimates, external estimates as to the cost to plug and abandon the wells in the future and federal and state regulatory requirements. The liability is discounted using an assumed credit-adjusted risk-free interest rate. Revisions to the liability could occur due to changes in estimates of plugging and abandonment costs or remaining lives of the wells or if federal or state regulators enact new plugging and abandonment requirements. The Partnership has no assets legally restricted for purposes of settling asset retirement obligations. Except for its oil and gas properties, the Partnership has determined that there are no other material retirement obligations associated with tangible long-lived assets.
A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Asset retirement obligation at beginning of period	$5,304,200	$4,592,600	$5,149,700	$4,458,800
Accretion expense	77,200	66,800	231,700	200,600

Asset retirement obligation at end of period	$5,381,400	$4,659,400	$5,381,400	$4,659,400

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS
The MGP on behalf of the Partnership uses a number of different derivative instruments, principally swaps, collars and options, in connection with its commodity price risk management activities. The MGP enters into financial instruments to hedge its forecasted natural gas and crude oil sales against the variability in expected future cash flows attributable to changes in market prices. Swap instruments are contractual agreements between counterparties to exchange obligations of money as the underlying natural gas and crude oil is sold. Under swap agreements, the MGP receives or pays a fixed price and receives or remits a floating price based on certain indices for the relevant contract period. Commodity-based option instruments are contractual agreements that grant the right, but not obligation, to purchase or sell natural gas and crude oil at a fixed price for the relevant contract period.
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
Derivatives are recorded on the Partnership’s balance sheet as assets or liabilities at fair value. The Partnership reflected net derivative assets on its balance sheets of $5,438,800 at September 30, 2010, however unrealized gain of $1,325,400 recognized in income results in a net accumulated other comprehensive income balance of $4,113,400. The unrealized gain of $1,325,400 is from 2008 impairments. Of the remaining $4,113,400 net unrealized gain in accumulated other comprehensive income at September 30, 2010, if the fair values of the instruments remain at current market values, the Partnership will reclassify $2,227,800 of gains to the Partnership’s statements of operations over the next twelve month period as these contracts expire. Aggregate gains of $1,885,600 will be reclassified to the Partnership’s statements of operations in later periods as these remaining contracts expire. Actual amounts that will be reclassified will vary as a result of future price changes.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
The following table summarizes the fair value of the Partnership’s derivative instruments as of September 30, 2010 and December 31, 2009, as well as the gain or loss recognized in the statements of operations for effective derivative instruments for the three and nine months ended September 30, 2010 and 2009:
Fair Value of Derivative Instruments:

		Asset Derivatives			Liability Derivatives
Derivatives in		Fair Value			Fair Value
Cash Flow	Balance Sheet	September 30,	December 31,	Balance sheet	September 30,	December 31,
Hedging Relationships	Location	2010	2009	Location	2010	2009

Commodity Contracts	Current Assets	$2,897,800	$1,896,500	Current liabilities	$(6,900)	$(22,900)
	Long-Term Assets	3,044,200	1,560,900	Long-term liabilities	(496,300)	(236,400)

Total Derivatives		$5,942,000	$3,457,400		$(503,200)	$(259,300)

Effects of Derivative Instruments on Statements of Operations:

	Gain			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Net Earnings
	(Effective Portion)		Location of Gain	(Effective Portion)
Derivatives in	Three Months Ended		Reclassified from Accumulated	Three Months Ended
Cash Flow	September 30,	September 30,	OCI into Net Earnings	September 30,	September 30,
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Commodity Contracts	$1,913,400	$289,500	Natural Gas and Oil Revenue	$425,200	$480,900

	Gain (Loss)			Gain
	Recognized in OCI on Derivative			Reclassified from OCI into Net Earnings
	(Effective Portion)		Location of Gain	(Effective Portion)
Derivatives in	Nine Months Ended		Reclassified from Accumulated	Nine Months Ended
Cash Flow	September 30,	September 30,	OCI into Net Earnings	September 30,	September 30,
Hedging Relationships	2010	2009	(Effective Portion)	2010	2009

Commodity Contracts	$4,602,100	$(584,800)	Natural Gas and Oil Revenue	$1,386,600	$861,000

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

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Natural Gas Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(MMbtu) (1)	(per MMbtu) (1)	Asset (2)

2010	267,600	$7.236	$881,300
2011	713,800	6.845	1,716,100
2012	479,600	7.172	999,700
2013	269,200	6.544	328,300
2014	117,600	5.899	53,900

			$3,979,300

Natural Gas Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(MMbtu) (1)	(per MMbtu) (1)	Asset (Liability) (2)

2010	Puts purchased	45,600	$5.774	$86,000
2010	Calls sold	45,600	6.996	(100)
2011	Puts purchased	330,600	6.441	697,300
2011	Calls sold	330,600	7.551	(14,900)
2012	Puts purchased	297,300	6.013	447,800
2012	Calls sold	297,300	7.183	(98,600)
2013	Puts purchased	348,200	5.749	517,700
2013	Calls sold	348,200	6.937	(246,900)
2014	Puts purchased	128,000	5.613	195,100
2014	Calls sold	128,000	6.724	(130,200)

				$1,453,200

Crude Oil Fixed Price Swaps

Production		Average
Period Ending	Volumes	Fixed Price	Fair Value
December 31,	(Bbl) (1)	(per Bbl) (1)	Asset (3)

2010	100	$97.061	2,700
2011	500	88.498	1,900
2012	400	88.093	250
2013	100	88.398	50
2014	—	—	—

			$4,900

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
(Unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS (Continued)
Crude Oil Costless Collars

Production			Average
Period Ending	Option	Volumes	Floor & Cap	Fair Value
December 31,	Type	(Bbl) (1)	(per Bbl) (1)	Asset (Liability) (3)

2010	Puts purchased	100	$85.000	600
2010	Calls sold	100	112.220	—
2011	Puts purchased	300	77.563	1,900
2011	Calls sold	300	101.861	(1,300)
2012	Puts purchased	200	76.952	2,100
2012	Calls sold	200	102.368	(1,900)
2013	Puts purchased	100	76.952	700
2013	Calls sold	100	103.269	(700)
2014	Puts purchased	—	—	—
2014	Calls sold	—	—	—

				$1,400

			Total Net Asset	$5,438,800

(1)	“MMBTU” represents million British Thermal Units. “Bbl” represents barrels.

(2)	Fair value based on forward NYMEX natural gas prices, as applicable.

(3)	Fair value based on forward WTI crude oil prices, as applicable.
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
September 30, 2010
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
NOTE 7 — CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
The Partnership has entered into the following significant transactions with its MGP and its affiliates as provided under its Partnership agreement:
•
Administrative costs, which are included in general and administrative expenses in the Partnership’s statements of operations, are payable at $75 per well per month. Administrative costs incurred for the three and nine months ended September 30, 2010 were $104,700 and $311,400, respectively. Administrative costs incurred for the three and nine months ended September 30, 2009 were $100,900 and $313,500, respectively.

•
Monthly well supervision fees, which are included in production expenses in the Partnership’s statements of operations, are payable at $296 per well per month for operating and maintaining the wells. Well supervision fees incurred for the three and nine months ended September 30, 2010 were $413,700 and $1,230,400, respectively. Well supervision fees incurred for the three and nine months ended September 30, 2009 were $398,800 and $1,238,800, respectively.

•
Transportation fees, which are included in production expenses in the Partnership’s statements of operations, are generally at 13% of the natural gas sales price. Transportation fees incurred for the three and nine months ended September 30, 2010 were $319,500 and $1,011,400, respectively. Transportation fees incurred for the three and nine months ended September 30, 2009 were $394,700 and $1,305,700, respectively.

•
Assets contributed from the MGP which are disclosed on the Partnership’s statements of cash flows as a non-cash activity of the nine months ended September 30, 2010 and 2009 were $9,200 and $108,300, respectively.

The MGP and its affiliates perform all administrative and management functions for the Partnership including billing revenues and paying expenses. Accounts receivable-affiliate on the Partnership’s balance sheets represents the net production revenues due from the MGP.
Subordination by Managing General Partner
Under the terms of the partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (March 2007) and expiring 60 months from that date. For the nine months ended September 30, 2010, the MGP was required to subordinate $958,100 of its net production of $1,916,200. Therefore, MGP capital was decreased and the limited partners’ capital was increased by $958,100 as shown on the Statement of Changes in Partners’ Capital for the nine months ended September 30, 2010.

ATLAS AMERICA PUBLIC #15-2006(B) L.P.
NOTES TO FINANCIAL STATEMENTS (Continued)
September 30, 2010
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
NOTE 9 — SUBSEQUENT EVENT-MERGER AGREEMENT
On November 9, 2010, ATLS announced that it entered into a definitive merger agreement (the “Merger” or “Merger Agreement”) with Chevron Corporation (“Chevron”) (NYSE:CVX), pursuant to which Chevron agreed to acquire ATLS through a merger of a newly formed wholly-owned subsidiary of Chevron with and into ATLS (the “Merger”). In the Merger, each share of ATLS common stock will receive $38.25 in cash, and each share of outstanding ATLS common stock will also receive a pro rata share of the distribution of approximately 41 million common units of Atlas Pipeline Holdings, L.P. (“AHD”) held by ATLS.
Concurrently with entering into the Merger Agreement, ATLS and ATN entered into a transaction agreement (the “Transaction Agreement”) with AHD, pursuant to which ATN agreed to sell to AHD approximately 175 Bcfe of natural gas reserves, certain other energy assets and fee revenues from the partnership management business owned by ATLS, for $250.0 million, comprised of approximately 23.38 million AHD units (which had a value of approximately $220 million as of November 8, 2010) and $30.0 million in cash (“AHD Sale”). Following the issuance of these AHD units to ATLS, ATLS will own approximately 41 million units of AHD, or approximately 81% of the outstanding units of AHD, all of which will be distributed to ATLS’s shareholders immediately prior to the Merger. AHD will also acquire the general partner interest in AHD so that, following the AHD distribution, AHD will cease to be controlled by ATLS.
Concurrently with entering into the Merger Agreement and the Transaction Agreement, ATN and Atlas Pipeline Partners, L.P. ( “APL”) have agreed that, prior to the Merger, ATN will acquire APL’s 49% interest in Laurel Mountain Midstream, LLC for $403.0 million in cash payable to APL (the “LMM Sale”).
The closing of the Merger is subject to approval by ATLS’s shareholders and other customary closing conditions, as well as the completion of the AHD Sale and the LMM Sale. Completion of each of the AHD Sale and the LMM Sale are also conditioned on the subsequent completion of the Merger.
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
BUSINESS OVERVIEW
We are a Delaware Limited Partnership which operates gas wells located primarily in western Pennsylvania, Ohio, and Tennessee. Our Partnership includes Atlas Resources, LLC of Pittsburgh, Pennsylvania, as Managing General Partner (“MGP”) and operator, and 4,141 Limited Partners. The MGP is a wholly-owned subsidiary of Atlas Energy Resources, LLC (ATN), an independent developer and producer of natural gas and oil, with operations in the Appalachian, Michigan and Illinois Basin. ATN is a wholly-owned subsidiary of Atlas Energy, Inc, (NASDAQ: ATLS).
Our wells are currently producing natural gas and, to a lesser extent, oil which are our only products. Most of our gas is gathered and delivered to market through Laurel Mountain Midstream, LLC’s gas gathering system, a joint venture between Atlas Energy’s affiliate, Atlas Pipeline Partners, L.P. (NYSE: APL) and The Williams Companies, Inc. (NYSE: WMB). We do not plan to sell any of our wells and will continue to produce them until they are depleted or become uneconomical to produce, at which time they will be plugged and abandoned or sold.

Results of Operations
The following table sets forth information relating to our production revenues, volumes, sales prices, production costs and depletion during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Production revenues (in thousands):
Gas	$2,286	$2,343	$7,548	$8,338
Oil	74	69	217	199

Total	$2,360	$2,412	$7,765	$8,537

Production volumes:
Gas (mcf/day) (1)	4,161	4,155	4,569	4,794
Oil (bbls/day) (1)	13	14	12	15

Total (mcfe/day) (1)	4,239	4,239	4,641	4,884

Average sales prices: (2)
Gas (per mcf) (1) (3)	$6.82	$8.59	$6.81	$8.71
Oil (per bbl) (1) (4)	$73.20	$64.79	$74.10	$61.81

Average production costs:
As a percent of revenues	43%	44%	40%	41%
Per mcfe (1)	$2.59	$2.72	$2.44	$2.65

Depletion per mcfe	$2.90	$2.33	$2.89	$2.32

(1)	“Mcf” represents thousand cubic feet, “mcfe” represents thousand cubic feet equivalent, and “bbls” represents barrels. Bbls are converted to mcfe using the ratio of six mcfs to one bbl.

(2)	Average sales prices represent accrual basis pricing after reversing the effect of previously recognized gains resulting from prior period impairment charges.

(3)
Average gas prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $325,600 and $939,100 for the three months ended September 30, 2010 and 2009, respectively. Previously recognized derivative gains were $945,300 and $3,054,800 for the nine months ended September 30, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

(4)
Average oil prices are calculated by including in total revenue derivative gains previously recognized into income and dividing by the total volume for the period. Previously recognized derivative gains were $10,500 and $16,900 for the three months ended September 30, 2010 and 2009, respectively. Previously recognized derivative gains were $29,400 and $54,000 for the nine months ended September 30, 2010 and 2009, respectively. The derivative gains are included in other comprehensive income and resulted from prior period impairment charges.

Natural Gas Revenues. Our natural gas revenues were $2,285,700 and $2,343,000 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $57,300 (2%). The $57,300 decrease in natural gas revenues for the three months ended September 30, 2010 as compared to the prior year similar period was attributable to a $60,700 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, partially offset by a $3,400 increase in production volumes. Our production volumes increased to 4,161 mcf per day for the three months ended September 30, 2010 from 4,155 mcf per day for the three months ended September 30, 2009, an increase of 6 mcf per day.
Our natural gas revenues were $7,548,100 and $8,338,200 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $790,100 (9%). The $790,100 decrease in natural gas revenues for the nine months ended September 30, 2010 as compared to the prior year similar period was attributable to a $398,900 decrease in our natural gas sales prices after the effect of financial hedges, which were driven by market conditions, and a $391,200 decrease in production volumes. Our production volumes decreased to 4,569 mcf per day for the nine months ended September 30, 2010 from 4,794 mcf per day for the nine months ended September 30, 2009, a decrease of 225 mcf per day (5%). The overall decrease in natural gas production volumes for the nine months ended September 30, 2010 resulted primarily from the normal decline inherent in the life of a well.
Oil Revenues. We drill wells primarily to produce natural gas, rather than oil, but some wells have limited oil production. Our oil revenues were $74,300 and $68,700 for the three months ended September 30, 2010 and 2009, respectively, an increase of $5,600 (8%). The $5,600 increase in oil revenues for the three months ended September 30, 2010 as compared to the prior year similar period was attributable to a $14,100 increase in oil prices after the effect of financial hedges, partially offset by $8,500 decrease in production volumes. Our production volumes decreased to 13 bbls per day for the three months ended September 30, 2010 from 14 bbls per day for the three months ended September 30, 2009, a decrease of 1 bbl per day (7%).
Our oil revenues were $217,400 and $198,800 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $18,600 (9%). The $18,600 increase in oil revenues for the nine months ended September 30, 2010 as compared to the prior year similar period was attributable to a $55,500 increase in oil prices after the effect of financial hedges, partially offset by $36,900 decrease in production volumes. Our production volumes decreased to 12 bbls per day for the nine months ended September 30, 2010 from 15 bbls per day for the nine months ended September 30, 2009, a decrease of 3 bbls per day (20%).
Expenses. Production expenses were $1,009,400 and $1,062,700 for the three months ended September 30, 2010 and 2009, respectively, a decrease of $53,300 (5%). Production expenses were $3,095,500 and $3,526,700 for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $431,200 (12%).These decreases for the three months and nine months ended September 30, 2010 was primarily due to lower transportation fees.
Depletion of oil and gas properties as a percentage of oil and gas revenues were 48% and 38% for the three months ended September 30, 2010 and 2009, respectively; and 47% and 36% for the nine months ended September 30, 2010 and 2009, respectively. These percentage changes are directly attributable to changes in revenues, oil and gas reserve quantities, product prices and production volumes and changes in the depletable cost basis of oil and gas properties.
General and administrative expenses for the three months ended September 30, 2010 and 2009 were $116,100 and $136,600, respectively, a decrease of $20,500 (15%). For the nine months ended September 30, 2010 and 2009 these expenses were $374,300 and $383,500, respectively, a decrease of $9,200 (2%). These expenses include third-party costs for services as well as the monthly administrative fees charged by our MGP. These decreases for the three and nine months ended September 30, 2010 was primarily due to lower third-party costs as compared to the prior year similar period.

Liquidity and Capital Resources
Cash provided by operating activities decreased $4,147,000 in the nine months ended September 30, 2010 to $5,353,600 as compared to $9,500,600 for the nine months ended September 30, 2009. This decrease was due to a decrease in net earnings before depletion and accretion of $331,700 and the change in the net non-cash loss on derivative values of $2,133,900. In addition, the change in accounts receivable-affiliate decreased operating cash flows by $1,630,400 and accrued liabilities decreased $51,000 in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
Cash used in investing activities was $9,500 during the nine months ended September 30, 2010. This consisted of proceeds from the sale and a purchase of tangible equipment. Cash provided by investing activities was $136,800 during the nine months ended September 30, 2009. This was entirely due to proceeds from sale of equipment.
Cash used in financing activities decreased $4,974,000 to $6,068,300 during the nine months ended September 30, 2010, from $11,042,300 during the nine months ended September 30, 2009. This decrease was due to lower distributions to partners.
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
Subordination by Managing General Partner
Under the terms of the Partnership agreement, the MGP may be required to subordinate up to 50% of its share of production revenues of the Partnership to the benefit of the limited partners for an amount equal to at least 10% of their net subscriptions, determined on a cumulative basis, in each of the first five years of Partnership operations, commencing with the first distribution to the investor partners (March 2007) and expiring 60 months from that date. For the nine months ended September 30, 2010, the MGP was required to subordinate $958,100 of its net production of $1,916,200. Therefore, MGP capital was decreased and the limited partners’ capital was increased by $958,100 as shown on the Statement of Changes in Partners’ Capital for the nine months ended September 30, 2010.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires making estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenue and expenses during the reporting period. Although we base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, actual results may differ from the estimates on which our financial statements are prepared at any given point of time. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Significant items that are subject to such estimates and assumptions include revenue and expense accruals, depletion, asset impairment, fair value of derivative instruments, and the probability of forecasted transactions. A discussion of our significant accounting policies we have adopted and followed in the preparation of our financial statements is included within our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 2 under Item 1, “Financial Statements” included in this report, and there have been no material changes to these policies through September 30, 2010.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Atlas America Public #15-2006 (B) L.P.
Atlas Resources, LLC, Managing General Partner

Date: November 12, 2010	By:	/s/ FREDDIE M. KOTEK Freddie M. Kotek
Chairman of the Board of Directors
Chief Executive Officer and President

Date: November 12, 2010	By:	/s/ MATTHEW A. JONES Matthew A. Jones
Chief Financial Officer