Form 10-K/A
period 2014-12-31
Atlas America Public #15-2006 (B) L.P.
filed 2015-09-11
CIK 1357361

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.

Explanatory Note

This abbreviated amendment on Form 10-K/A (this “Amendment”) amends the Form 10-K for the year ended December 31, 2014 filed by Atlas America Public #15-2006 (B) L.P. on March 31, 2015 (the “Original Filing”). This Amendment is being filed solely to correct the signature page contained in the Original Filing.

Except as described above and in the revised exhibit list included below, this Amendment does not revise or update or in any way affect any information or disclosures contained in the Original Filing.

PART IV

ITEM  15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

	Description	Location

4(a)	Certificate of Limited Partnership for Atlas America Public #15-2006 (B) L.P.	Previously filed in our Form S-1 on April 17, 2006

4(b)	Amended and Restated Certificate and Agreement of Limited Partnership for Atlas America Public #15-2006 (B) L.P.	Previously filed in our Form S-1 on April 17, 2006

4(c)	Drilling and Operating Agreement for Atlas America Public #15-2006 (B) L.P. (1)	Previously filed in our Form S-1 on April 17, 2006

23.1	Consent of Wright & Company, Inc.	Previously filed as an exhibit to our Form 10-K filed on March 31, 2015

31.1	Rule 13a-14(a)/15(d) – 14 (a) Certification	Filed herewith

31.2	Rule 13a-14(a)/15(d) – 14 (a) Certification.	Filed herewith

32.1	Section 1350 Certification.	Filed herewith

32.2	Section 1350 Certification.	Filed herewith

99.1	Summary Reserve Report	Previously filed as an exhibit to our Form 10-K filed on March 31, 2015

101	Interactive Data File	Previously filed as an exhibit to our Form 10-K filed on March 31, 2015

(1)	Filed on April 17, 2006 in the Form S-1 Registration Statement dated April 17, 2006, File No. 0-52168

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS AMERICA PUBLIC #15-2006 (B) L.P.

BY: ATLAS RESOURCES, LLC, ITS GENERAL PARTNER
Date: September 11, 2015	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 11, 2015	By:	/s/ FREDDIE M. KOTEK
Freddie M. Kotek, Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)

Date: September 11, 2015	By:	/s/ SEAN P. MCGRATH
Sean P. McGrath, Chief Financial Officer (principal financial officer and principal accounting officer)

Date: September 11, 2015	By:	/s/ DANIEL C. HERZ
Daniel C. Herz, Director

4